Form 10-Q
period 2004-06-30
INHIBITEX INC
filed 2004-08-16
CIK 1274913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File No. 0-50772

INHIBITEX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2708737 (I.R.S. Employer Identification No.)

1165 Sanctuary Parkway
Suite 400
Alpharetta, Georgia 30004
(Address of principal executive offices)

(678) 746-1100
(Registrant’s telephone number, including area code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

As of July 31, 2004, 18,309,536 shares of the Registrant’s Common Stock were outstanding.

Inhibitex®, MSCRAMM®, Veronate®, and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.

PAGE
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2004 and December 31, 2003	4
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 and for the Period from Inception (May 13, 1994) through June 30, 2004	5
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 and for the Period from Inception (May 13, 1994) through June 30, 2004	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II — OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 6. Exhibits and Reports on Form 8-K	23
Signatures	24
Exhibit Index
EX-10.1 SECOND AMENDMENT TO FOURTH AMENDED AND RESTATED MASTER RIGHTS AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO/CFO/TREASURER

PART I
FINANCIAL INFORMATION

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$34,982,214	$26,649,150
Short-term investments	12,944,030	1,498,980
Prepaid expenses and other current assets	1,143,768	569,667
Accounts receivable	19,426	308,924

Total current assets	49,089,438	29,026,721
Property and equipment, net	1,682,592	1,635,544

Total assets	$50,772,030	$30,662,265

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,198,327	$1,385,972
Accrued expenses	1,494,442	1,700,539
Current portion of notes payable	875,733	889,523
Current portion of capital lease obligations	379,563	330,408
Current portion of deferred revenue	191,667	191,667
Other current liabilities	1,000,000	1,000,000

Total current liabilities	5,139,732	5,498,109
Long-term liabilities:
Notes payable, net of current portion	925,114	1,363,351
Capital lease obligations, net of current portion	456,572	431,853
Deferred revenue, net of current portion	912,498	987,498

Total long-term liabilities	2,294,184	2,782,702
Redeemable convertible preferred stock	—	89,542,242
Preferred stock warrants	—	6,065,467
Stockholders’ equity (deficit):
Series A convertible preferred stock	—	216
Preferred Stock, $.001 par value; 5,000,000 shares authorized at June 30, 2004; none issued and outstanding	—	—
Common stock, $.001 par value; 43,100,000 and 75,000,000 shares authorized at December 31, 2003 and June 30, 2004, respectively; 536,066 and 17,782,536 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	17,783	536
Common stock warrants	6,113,747	—
Additional paid-in capital	127,401,378	1,797,798
Deferred stock compensation	(1,517,475)	(804,310)
Deficit accumulated during the development stage	(88,677,319)	(74,220,495)

Total stockholders’ equity (deficit)	43,338,114	(73,226,255)

Total liabilities, redeemable convertible preferred stock and warrants and stockholders’ equity (deficit)	$50,772,030	$30,662,265

The accompanying notes are an integral part of these condensed financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Period from
	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(May 13, 1994) Through
	2004	2003	2004	2003	June 30, 2004
Revenue:
License fees and milestones	$37,500	$37,500	$75,000	$75,000	$937,500
Collaborative research and development	125,000	187,500	250,000	375,000	2,249,455
Grant revenue	—	—	—	—	300,000

Total revenue	162,500	225,000	325,000	450,000	3,486,955
Operating expense:
Research and development	6,061,771	4,929,539	10,099,756	8,778,465	62,638,747
General and administrative	818,937	1,481,433	1,661,448	2,565,463	13,843,224
Amortization of deferred stock compensation	118,193	49,976	224,913	58,249	401,148

Total operating expense	6,998,901	6,460,948	11,986,117	11,402,177	76,883,119

Loss from operations	(6,836,401)	(6,235,948)	(11,661,117)	(10,952,177)	(73,396,164)
Other income (expense), net	14,050	10,759	14,050	16,906	613,408
Interest income (expense), net	10,255	19,100	13,403	82,046	487,500

Net loss	(6,812,096)	(6,206,089)	(11,633,664)	(10,853,225)	(72,295,256)
Dividends and accretion to redemption value of redeemable preferred stock	(1,221,822)	(1,548,423)	(2,823,160)	(3,096,845)	(16,382,063)

Net loss attributable to common stockholders	$(8,033,918)	$(7,754,512)	$(14,456,824)	$(13,950,070)	$(88,677,319)

Basic and diluted net loss per share attributable to common stockholders	$(1.72)	$(14.78)	$(5.49)	$(26.74)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders	4,669,950	524,672	2,633,918	521,642

The accompanying notes are an integral part of these condensed financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			Inception
	Six Months Ended		(May 13, 1994)
	June 30,		through June 30,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(11,633,664)	$(10,853,225)	$(72,295,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397,532	378,850	3,042,288
Amortization of deferred stock compensation	224,913	58,249	401,148
Loss on sale of equipment	—	—	48,134
Amortization of investment premium	77,962	28,113	123,211
Forgiveness of receivables from stockholders	—	—	28,695
Amortization of warrants and discount on debt	53,685	—	176,477
Stock issued for interest	2,310	—	126,886
Cumulative effect of change in accounting principle	—	—	99,500
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(574,101)	(45,729)	(1,143,768)
Accounts receivable	289,498	35,814	(19,426)
Accounts payable and other current liabilities	(187,645)	485,403	2,198,327
Accrued expenses	(206,097)	(47,882)	1,494,442
Deferred revenue	(75,000)	(71,414)	1,104,165

Net cash used in operating activities	(11,630,607)	(10,031,821)	(64,615,177)

Cash flows from investing activities:
Purchases of property and equipment	(203,816)	(260,774)	(2,815,175)
Purchases of short-term investments	(17,117,359)	(12,547,818)	(33,668,768)
Proceeds from maturities of short-term investments	5,600,000	7,007,180	20,607,180

Net cash used in investing activities	(11,721,175)	(5,801,412)	(15,876,763)

Cash flows from financing activities:
Proceeds from promissory notes and related warrants	—	2,500,000	3,013,492
Payments on promissory notes and capital leases	(618,917)	(149,851)	(2,334,349)
Proceeds from bridge loan and related warrants	—	—	2,220,000
Net proceeds from the issuance of preferred stock and warrants	1,517,997	—	81,624,319
Proceeds from the issuance of common stock, net of issuance costs	30,785,766	9,693	30,950,692

Net cash provided by financing activities	31,684,846	2,359,842	115,474,154

Increase (decrease) in cash and cash equivalents	8,333,064	(13,473,391)	34,982,214
Cash and cash equivalents at beginning of period	26,649,150	28,658,078	—

Cash and cash equivalents at end of period	$34,982,214	$15,184,687	$34,982,214

Supplemental cash flow information:
Interest paid	$108,106	$44,258	$691,283
Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	240,764	99,282	1,957,839
Conversion of bridge loans and interest payable into Series C Preferred Stock	—	—	2,124,576
Preferred stock dividends and accretion of preferred stock to redemption value	2,823,160	3,096,845	16,382,063
Unrealized gain on short-term investments	5,653	(787)	4,866

The accompanying notes are an integral part of these condensed financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inhibitex, Inc. (“Inhibitex” or the “Company”) was incorporated in the state of Delaware in May 1994. Inhibitex is a biopharmaceutical company committed to the discovery, development and commercialization of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections in the hospital setting. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research, conducting preclinical and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage for financial reporting purposes.

The Company has incurred operating losses since inception and expects such losses to continue for the foreseeable future. These losses have largely been the result of research and development expenses, including those related to the Company’s lead product candidates, and to a lesser extent, general and administrative expenses. Veronate, the Company’s lead product candidate, is the subject of an ongoing 2,000-patient, pivotal Phase III clinical trial that the Company initiated in May 2004. Veronate is being developed for the prevention of hospital-associated infections in premature, very low birth weight infants. Aurexis, the Company’s second product candidate, is currently being evaluated in a Phase II clinical trial as a first-line therapy to be used in combination with antibiotics to treat serious, life-threatening Staphylococcus aureus, or S. aureus, bloodstream infections in hospitalized patients

The Company intends to continue to finance its operations with equity or other financings or proceeds from potential future partnerships. The Company’s ability to continue its operations is dependent, in the near term, upon the successful execution of such financings and ultimately upon achieving profitable operations. There can be no assurance that additional funds will be available on terms acceptable to the Company, if at all, or that the Company will become profitable.

Basis of Presentation - The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Inhibitex’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s prospectus that forms part of its registration statement on Form S-1, which, as amended, was declared effective by the Securities and Exchange Commission (SEC) on June 3, 2004. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of future results that may be expected for the year ending December 31, 2004.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated.

Revenue Recognition - To date, the Company has not generated any revenues from the sale of products. Revenues represent the amortization of an up-front license fee, collaborative research and development

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

support payments and a grant received from the U.S. Food and Drug Administration (FDA) Office of Orphan Products Development. The Company follows the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SAB 104 Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”). Accordingly, up-front, non-refundable license fees under agreements where the Company has an ongoing research and development commitment are amortized, on a straight-line basis, over the term of such commitment. Revenues received for ongoing research and development activities under collaborative arrangements are recognized as these activities are performed pursuant to the terms of the related agreements. Any amounts received in advance of performance are recorded as deferred revenue until earned. Revenue related to grant awards is recognized as related research and development expenses are incurred.

Research and Development Expense - Research and development expense primarily consists of expenses incurred in the discovery, development, and manufacturing of the Company’s product candidates. These expenses consist primarily of (i) fees paid to physicians and third-party service providers to treat patients and monitor and accumulate data related to the Company’s clinical trials, (ii) costs related to obtaining patents and license and research agreements, (iii) the costs to develop, procure and manufacture materials used in clinical trials, and (iv) salaries and related expenses for personnel. These costs are charged to expense as incurred.

Reclassifications - Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Stock-based Compensation - The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and Financial Accounting Standards Board Interpretation (“FIN”) No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and Related Interpretations and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of the SFAS No. 123, EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to employee stock compensation on reported net loss. The Company has adopted the disclosure requirements of SFAS No. 148.

Under APB No. 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock on the date of such grant, APB No. 25 requires that the difference between the estimated fair value and the exercise price be recorded as deferred compensation and amortized over the related vesting period. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25. The information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its stock-based compensation under the fair value method of that Statement.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock-based compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(8,033,918)	$(7,754,512)	$(14,456,824)	$(13,950,070)
Add: Amortization of deferred stock compensation expense included in net loss, as reported	118,193	49,974	224,913	58,249
Deduct: Stock-based compensation expense determined under fair value method	(269,552)	(109,420)	(483,901)	(139,495)

Pro forma net loss attributable to common stockholders	$(8,185,277)	$(7,813,958)	$(14,715,812)	$(14,031,316)

Net loss per share attributable to common stockholders (basic and diluted):
As reported	$(1.72)	$(14.78)	$(5.49)	$(26.74)

Pro forma	$(1.75)	$(14.89)	$(5.59)	$(26.90)

The fair value of each stock option was estimated at the date of grant using the minimum value option-pricing model for stock options granted prior to the Company’s initial public offering (IPO) in June 2004 and the Black-Scholes option-pricing model for stock options granted after the Company’s IPO with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.62%	2.98%	3.23%	3.01%
Dividend yield	—	—	—	—
Volatility factors	.43	—	.43	—
Expected life of options (years)	4.0	4.0	4.0	4.0
Weighted average fair value of options granted	2.13	1.69	2.06	1.43

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the related vesting period.

Recent Accounting Developments — In March 2004, the Financial Accounting Standards Board (“FASB”) issued proposed exposure draft SFAS No. 123, Share-Based Payment, and amendment of FASB Statements Nos. 123 and 95 (“Exposure Draft”). The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require such transactions be

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

accounted for using a fair-value based method and the resulting cost recognized in the financial statements. The Company is closely monitoring developments related to the Exposure Draft and will adopt the final standards upon issuance.

Comprehensive Loss - The Company has adopted the provisions of SFAS No. 130, Comprehensive Income, (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive loss and its components for general purpose financial statements. For all periods presented, there were no significant differences between net loss and comprehensive loss.

NOTE 2 — INITIAL PUBLIC OFFERING

On June 3, 2004, Inhibitex completed an IPO of five million shares of its common stock at an initial offering price to the public of $7.00 per share, resulting in net proceeds of $31.0 million after deducting underwriters’ commissions and related expenses. Upon the closing of the IPO, all outstanding shares of preferred stock, and accrued dividends thereon, were converted into 11,936,438 shares of common stock. On July 8, 2004, the Company received an additional $3.4 million in net proceeds in connection with the underwriters’ exercise of their over-allotment option for the purchase of 527,000 shares at $7.00 per share.

NOTE 3 — BASIC AND DILUTED NET LOSS PER SHARE

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents then outstanding. Common stock equivalents consist of common shares issuable upon the exercise of stock options and warrants. Diluted earnings per share are the same as basic earnings per share since common stock equivalents are excluded from the calculation, due to their effect being anti-dilutive.

The weighted average shares used in computing basic net income per share attributable to common stockholders for the three months ended June 30, 2004 include 1,153,846 shares that represent the weighted average effect during the quarter of the issuance of five million shares of common stock in connection with the Company’s IPO and 2,754,563 shares, which represent the weighted average effect during the quarter of the issuance of 11,936,438 shares for the conversion of all preferred stock and accrued dividends thereon, into common stock at the closing of the IPO. The weighted average shares used in computing basic net loss per share attributable to common stockholders for the six months ended June 30, 2004 include 576,923 shares that represent the weighted average effect in those six months of the issuance of five million shares of common stock in connection with the Company’s IPO and 1,377,281 shares that represent the weighted average effect in those six months of the issuance of 11,936,438 shares for the conversion of all preferred stock and accrued dividends thereon, into common stock at the closing of the IPO. At June 30, 2004, the Company had 17,782,536 shares of common stock outstanding.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of historical and pro forma basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Historical	2004	2003	2004	2003
Numerator:
Net loss attributable to common stockholders	$(8,033,918)	$(7,754,512)	$(14,456,824)	$(13,950,070)
Denominator:
Common stock outstanding at beginning of period	667,098	522,460	536,014	513,164
Weighted average effect of the conversion of preferred stock and dividends to common stock	2,754,563	—	1,377,281	—
Weighted average effect of the issuance of common stock in initial public offering	1,153,846	—	576,923	—
Weighted average effect of the issuance of common stock pursuant to stock option and warrant exercises	94,443	2,212	143,700	8,478

Weighted average common shares outstanding	4,669,950	524,672	2,633,918	521,642

Basic and diluted net loss per share attributable to common stockholders	$(1.72)	$(14.78)	$(5.49)	$(26.74)

The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above historical calculations as the effect of their inclusion was anti-dilutive.

	June 30,
	2004	2003
Redeemable convertible preferred stock and dividends	—	9,169,511
Common stock options	1,268,101	1,318,899
Warrants	1,829,118	1,857,040
Convertible preferred stock	—	90,758

Total	3,097,219	12,436,208

NOTE 4 — STOCK SPLIT

On May 21, 2004, the Company effected a 2.38-for-1 reverse stock split of its common stock. All common stock share and per share amounts in these condensed financial statements have been adjusted retroactively to reflect this stock split.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — 2004 STOCK INCENTIVE PLAN

In February 2002, the Board of Directors approved the 2002 Stock Incentive Plan, which provides for the grant of incentive stock options, non-qualified stock options and other equity related awards to employees, contractors and consultants of the Company. At that time, the Company also adopted the 2002 Non-Employee Directors Stock Option Plan (the “Director Plan”) which provided for the grant of non-qualified stock options to non-employee members of the Board of Directors. On February 20, 2004, the Board of Directors amended the 2002 Stock Incentive Plan whereby it was renamed the 2004 Stock Incentive Plan, (the “2004 Plan”). Such amendment also provided for option grants to non-employee directors and the addition of 1,428,572 shares of common stock to the number of reserved shares. Upon the adoption of the 2004 Plan, no further options were authorized to be granted from the Director Plan. As of June 30, 2004, there were outstanding options to purchase 1,007,060 shares of the Company’s common stock and 1,419,935 shares were available for grant under the 2004 Plan. In addition, there were outstanding options to purchase 194,237 and 66,804 shares of the Company’s common stock under the Company’s 1998 Equity Ownership Plan, as amended and restated, and the Directors Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

w	increases in our research and development expenses, general and administrative expenses and operating losses in the future;

w	which product candidates we will advance and how much funding we will direct to them;

w	future revenue from collaborative research agreements;

w	the volatility of our quarterly and annual operating results;

w	the anticipated length of time to fully enroll our Phase III Veronate trial;

w	our plans to commercialize our product candidates, particularly Veronate;

w	the anticipated time frame to generate data from our Phase II Aurexis trial;

w	our future financing requirements and how we expect to fund them;

w	the number of months we anticipate that our current cash, cash equivalents and short-term investments will allow us to operate; and

w	our ability to generate product-related revenue in the future.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation, Wyeth terminating our license and collaborative research agreement; our ability to contract with a sufficient number of clinical trial sites to perform our clinical trials; the rate at which investigators at such sites can recruit patients into our clinical trials; our clinical trials not demonstrating safety and efficacy; our use of third-party contract clinical research organizations, raw material suppliers and manufacturers who may not perform satisfactorily in the future; failing to obtain regulatory approval to continue our clinical trial or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others; our successful development of a marketing, sales and corporate infrastructure capable of supporting the commercialization of Veronate; the condition of the financial equity markets and our ability to raise sufficient funding in such markets; changes in related governmental laws and regulations; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. In addition, our prospectus, which forms part of our registration statement on Form S-1, which, as amended, was declared effective by the Securities and Exchange Commission or SEC on June 3, 2004, discusses many of these and other risks in greater detail under the heading “Risk Factors.”.

There may be events in the future that we are unable to predict accurately, or over which we have no control. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the Federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company committed to the discovery, development and commercialization of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. We currently have two product candidates in late-stage clinical development. Veronate, our lead product candidate, is the subject of an ongoing 2,000-patient, pivotal Phase III clinical trial that we initiated in May 2004. We are developing Veronate for the prevention of hospital-associated infections in premature, very low birth weight, or VLBW, infants. Veronate has been granted Fast Track and Orphan Drug status by the U.S. Food and Drug Administration, or FDA. Our second product candidate, Aurexis, is currently being evaluated in a Phase II clinical trial as a first-line therapy to be used in combination with antibiotics to treat serious, life-threatening Staphylococcus aureus, or S. aureus, bloodstream infections in hospitalized patients. In addition, we have three preclinical product candidates that are being developed to prevent and treat serious infections, one of which is the subject of a partnership with Wyeth.

We are a development stage company that has generated significant losses since our inception in May 1994. We expect to incur substantial and increasing losses for at least the next several years as we plan to continue the clinical development of Veronate and Aurexis, continue our other research and development activities and establish a commercial infrastructure. We currently do not have any commercialization capabilities, and it is possible that we may never successfully commercialize any of our product candidates.

To date, we have devoted substantially all of our efforts towards research and development activities related to our product candidates, which are all based on our expertise in MSCRAMM proteins. As of June 30, 2004, we had an accumulated deficit of $88.7 million. We anticipate that, for the foreseeable future, our quarterly and annual results of operations will fluctuate due to several factors, including the pace of our research and development efforts, the timing and outcome of regulatory approvals, if any, and payments made or received pursuant to existing or future licensing or collaboration agreements. Therefore, meaningful predictions of our future operations are difficult to make.

In 2001, we entered into a license and collaboration agreement with Wyeth to develop human vaccines against staphylococcal organisms using our MSCRAMM protein platform. Under the terms of the agreement, we granted Wyeth a worldwide license to develop, manufacture and commercialize any products resulting from the collaboration.

Recent Developments

On June 3, 2004, we completed an initial public offering, or IPO, of five million shares of common stock at an initial offering price to the public of $7.00 per share, resulting in net proceeds of $31.0 million after underwriters’ commissions and offering expenses. Upon the closing of our IPO, all outstanding shares of our preferred stock, and all accrued dividends thereon, were converted into 11,936,438 shares of common stock. At June 30, 2004, we had 17,782,636 shares of common stock outstanding. On July 8, 2004, we received an additional $3.4 million in net proceeds in connection with the underwriters’ exercise of their over-allotment option for the purchase of 527,000 shares at $7.00 per share.

In May 2004, we commenced the enrollment of patients in a pivotal Phase III clinical trial for Veronate, our lead product candidate, for the prevention of hospital-associated infections in very low birth weight, or VLBW, infants. The trial is designed to include 2,000 VLBW infants that weigh between 500 and 1,250 grams at birth, who are randomized to receive either Veronate (750 mg/kg) or placebo. The primary endpoint of this trial is to demonstrate efficacy in the prevention of hospital-associated infections due to

Staphylococcus aureus. Secondary end-points include a reduction in the frequency of hospital-associated infections due to Candida species (fungus) and Coagulase-negative staphylococci, and a reduction in the mortality rate among these infants. As of July 31, 2004, we had initiated 45 sites that are eligible to enroll patients, and had another 38 sites that were engaged in various stages of the initiation process. We plan to conduct this trial at between 70-100 sites in the United States and possibly Canada, and anticipate that enrollment of the trial may be completed in approximately 18 months.

We continue to initiate additional trial sites and enroll patients in a Phase II clinical trial for Aurexis, our second product candidate. As of July 31, 2004, we had 15 trial sites eligible to enroll patients in this trial. Aurexis is a humanized monoclonal antibody being developed as a first-line therapy, in combination with standard of care antibiotics, for serious, life-threatening Staphylococcus aureus, or S. aureus bloodstream infections in hospitalized patients. The Phase II trial is a 60-patient, multi-center, double-blind, placebo-controlled study. Patients are randomized to receive either standard of care antibiotic therapy combined with either Aurexis or placebo. The Phase II trial is designed to evaluate the preliminary efficacy, safety, and pharmacokinetics of Aurexis. Results from this trial are expected during the first half of 2005. In July 2004, we received a letter from the Data Safety Monitoring Board, or DSMB, for Aurexis, indicating that the DSMB had unanimously agreed that there were no reasons to discontinue the Phase II trial based on the data reviewed and that the trial should proceed as scheduled.

In May 2004, we licensed intellectual property to Xenotope Diagnostics, Inc., of San Antonio, TX, for the development of a point-of-care diagnostic test for fungal infections. This represented the first license of our MSCRAMM protein platform for a diagnostic application. The agreement provides for us to receive a royalty on the sale of any diagnostic tests developed by Xenotope that utilize the licensed intellectual property.

Financial Operations Overview

Revenue. Since our inception, we have not generated any revenue from the sale of products and do not expect product-related revenues until we obtain regulatory approval for and commercialize a product candidate. Currently, our revenues generally represent the amortization of an up-front license fee, quarterly research and development support payments received in connection with a license and collaboration agreement with Wyeth and a grant received from the FDA’s Office of Orphan Products Development.

Research and Development Expense. Research and development expense consists of costs incurred in discovering, developing, testing and manufacturing our product candidates. These expenses consist primarily of fees paid to physicians and third-party service providers in conjunction with treating patients enrolled in our clinical trials and monitoring, accumulating and evaluating the related data; salaries and related expenses for personnel; the cost of raw materials; contract manufacturing services; supplies used in research and development activities; consulting, license and sponsored research fees paid to third parties and facilities costs. In the near-term, we expect our research and development expenses to increase as we expend greater resources on the development of our two most advanced product candidates, Veronate and Aurexis. Due to the progress and timing of these clinical trials, such expenditures are likely to be uneven in future periods. Although we are currently focused primarily on advancing Veronate through a pivotal Phase III clinical trial and Aurexis through Phase II clinical trials, we will make determinations as to which product candidates to advance and how much funding to direct to each on an on-going basis in response to their respective scientific and clinical needs or success. From inception through June 30, 2004, we have incurred approximately $62.6 million in research and development expense, excluding the amortization of deferred stock compensation expense.

General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology and human resource functions. Other significant costs include professional fees for legal, accounting, market research and other consulting services. We expect our general and administrative expenses to increase in the future as we continue to add personnel, comply with the reporting and regulatory obligations applicable to publicly-held companies and plan for the commercialization of our product candidates, particularly

Veronate. From inception through June 30, 2004, we have incurred approximately $13.8 million in general and administrative expenses, excluding the amortization of deferred stock compensation.

Deferred Stock Compensation. Deferred stock compensation for stock options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise price. Such amount is recorded as a reduction of stockholders’ equity and is being amortized on the straight-line basis over the related vesting period, which is generally four years. At June 30, 2004, we had approximately $1.5 million of deferred stock compensation still to be amortized over the remaining vesting periods of the related stock options.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenue. Revenue decreased to $163,000 for the three months ended June 30, 2004 from $225,000 for the comparable quarter in 2003. This decrease of $63,000, or 28%, resulted from a reduction in quarterly collaborative research and development support fees from Wyeth. The collaborative research and development support fees from Wyeth are based on the number of our employees that support the program, which during the second half of 2003, were reduced to the minimum annual level. We do not expect this amount to decrease any further in the future.

Research and Development Expense. Research and development expense increased to $6.1 million during the three months ended June 30, 2004 from $4.9 million for the same period in 2003. This increase of $1.1 million, or 22%, resulted primarily from increases in license fees, manufacturing-related costs, salaries and benefits, clinical trial costs and legal fees associated with intellectual property and patents of $351,000, $348,000, $210,000, $122,000 and $101,000, respectively. License fees increased due to our in-licensing of additional patent rights for one of our MSCRAMM targets and for a manufacturing-related patent. Manufacturing-related costs increased primarily due to additional purchases of the raw material used to manufacture Veronate. Clinical trial costs increased primarily due to the ongoing Aurexis Phase II trial and upfront costs related to the initiation of the Veronate Phase III clinical trial, which began enrollment in May 2004. Salaries and benefits increased due to the hiring of additional personnel and increased relocation costs. Legal fees increased due to expenses associated with the prosecution and maintenance of patents that had historically been paid by a third-party partner for which, as of June 2004, we are responsible on an ongoing basis.

The following table summarizes the components of our research and development expenses for the three months ended June 30, 2004 and 2003:

	Three Months Ended
	June 30,
	2004	2003
	(in thousands)
Clinical and manufacturing-related expenses	$3,151	$2,681
Personnel related expenses	1,335	1,157
License fees and other expenses	1,186	715
Depreciation and facility related expenses	390	377

Total research and development expense	$6,062	$4,930

General and Administrative Expense. General and administrative expense decreased to $819,000 for the three months ended June 30, 2004 from $1.5 million for the comparable quarter in 2003. This decrease of $662,000, or 44.1%, resulted primarily from a decrease in litigation-related legal fees of approximately $728,000.

Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased to $118,000 for the three months ended June 30, 2004 from $50,000 for the comparable quarter in 2003. This increase of $68,000, or 135%, was primarily the result of amortization related to the approximately $1.1 million of deferred stock compensation that we recorded from July 2003 through May 2004, and to a much lesser extent, the full quarter effect in 2004 of the amortization related to $655,000 of deferred stock compensation that was recorded pursuant to stock options granted in April and May of 2003. Of the amortization expense for the three months ended June 30, 2004, $62,000 related to general and administrative employees while $56,000 related to employees engaged in research and development expenses. Of the amortization expense for the three months ended June 30, 2003, $26,000 related to general and administrative employees while $24,000 related to employees engaged in research and development.

Dividends and Accretion to Redemption Value of Redeemable Preferred Stock. Dividends on preferred stock and accretion to redemption value of redeemable preferred stock decreased to $1.2 million for the three months ended June 30, 2004 from $1.5 million for the comparable quarter in 2003. The decrease of $327,000, or 21.1%, resulted from the dividends and accretion to redemption value only being recorded in the second quarter of 2004 through June 9, 2004, the closing date of our IPO, whereas such dividends and accretion were recorded for the entire second quarter of 2003. This decrease was offset in part by additional accretion to redemption value that was recorded in the second quarter of 2004 related to warrants issued in connection with our Series E financing in December, 2003.

Six Months Ended June 30, 2004 and 2003

Revenue. Revenue decreased to $325,000 for the six months ended June 30, 2004 from $450,000 for the comparable quarter in 2003. This decrease of $125,000, or 27.8%, resulted from a reduction in quarterly collaborative research and development support fees from Wyeth. The collaborative research and development support fees from Wyeth are based on the number of our employees that support the program, which during the second half of 2003, were reduced to the minimum annual level. We do not expect this amount to decrease any further in the future.

Research and Development Expense. Research and development expense increased to $10.1 million during the six months ended June 30, 2004 from $8.8 million for the same period in 2003. This increase of $1.3 million, or 14.8%, resulted primarily from increases in license fees, salaries and benefits, manufacturing-related costs, and legal fees associated with intellectual property and patents of $598,000, $329,000, $304,000 and $144,000, respectively. License fees increased primarily due to our in-licensing of additional patent rights for one of our MSCRAMM targets and for a manufacturing-related patent. Salaries and benefits increased due to an increase in personnel, salary increases and increased relocation costs. Manufacturing-related costs increased primarily due to additional purchases of the raw material used to manufacture Veronate. Legal fees increased due to expenses associated with the prosecution and maintenance of patents that had been historically been paid by a third-party partner for which, as of June 2004, we are responsible on an ongoing basis.

The following table summarizes the components of our research and development expenses for the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30,
	2004	2003
	(in thousands)
Clinical and manufacturing related expenses	$4,582	$4,306
Personnel related expenses	2,615	2,353
License fees and other expenses	2,156	1,366
Depreciation and facility related expenses	747	753

Total research and development expense	$10,100	$8,778

General and Administrative Expense. General and administrative expense decreased to $1.7 million for the six months ended June 30, 2004 from $2.6 million for the same period in 2003. This decrease of $900,000, or 34.6%, resulted primarily from a decrease in litigation-related legal fees of approximately $1.0 million. This decrease in legal fees was offset, in part, by increases in salaries and benefits of approximately $111,000, due to an increase in personnel and increased salaries.

Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased to $225,000 for the six months ended June 30, 2004 from $58,000 for the same period in 2003. This increase of $167,000, or 288%, was primarily the result of amortization related to the approximately $1.1 million of deferred stock compensation that we recorded from July 2003 through May 2004, and to a lesser extent, the full six month effect in 2004 of the amortization related to the $801,000 of deferred stock compensation that was recorded pursuant to stock options granted during the first six months of 2003. Of the amortization expense for the six months ended June 30, 2004, $127,000 related to general and administrative employees while $98,000 related to employees engaged in research and development. Of the amortization expense for the six months ended June 30, 2003, $28,000 related to general and administrative employees while $31,000 related to employees engaged in research and development.

Interest Income (Expense), net. Interest income (expense), net, decreased to $13,000 for the six months ended June 30, 2004 from $82,000 for the same period in 2003. This decrease of $69,000, or 84.1%, resulted primarily from an increase in interest expense of $55,000, which was primarily the result of a $2.5 million line of credit that we fully drew down in June 2003, and a decrease in interest income of $14,000 due to lower average cash balances in 2004 as compared to 2003.

Dividends and Accretion to Redemption Value of Redeemable Preferred Stock. Dividends on preferred stock and accretion to redemption value of redeemable preferred stock decreased to $2.8 million for the six months ended June 30, 2004 from $3.1 million in the same period in 2003. This decrease of $274,000, or 8.8%, resulted from dividends and the accretion to redemption value being recorded in 2004 through June 9, 2004, the closing date of our IPO, whereas such dividends and accretion were recorded for the entire six month period in 2003. This decrease was offset in part by additional accretion to redemption value that was recorded in the first six months of 2004 related to warrants issued in connection with our Series E financing in December, 2003.

Liquidity and Capital Resources

Liquidity

Since our inception in May 1994 through June 30, 2004, we have funded our operations primarily with $115.5 million raised from a series of five private equity financings and net proceeds from our IPO. During this time we have borrowed a total of $5.0 million under notes payable, a credit facility with Silicon Valley Bank and capital leases and have received approximately $5.6 million in license fees, collaborative research payments and grants, of which $1.1 million is recorded as deferred revenue as of June 30, 2004.

At June 30, 2004, cash, cash equivalents and short-term investments were $47.9 million and we held no investments with a maturity greater than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, commercial paper and money market accounts.

Cash Flows

For the six months ended June 30, 2004, cash, cash equivalents and short-term investments increased by $19.8 million, from $28.1 million to $47.9 million. This increase resulted primarily from the net proceeds we received in connection with our IPO in June 2004, offset in part by operating activities and other capital expenses. Net cash used in operating activities was $11.6 million for the six months ended June 30, 2004, primarily reflecting the net loss for this period of $11.6 million adjusted for non-cash charges including depreciation and amortization of $398,000, and the amortization of deferred stock compensation of $225,000. These non-cash charges were mostly offset by an increase in prepaid expenses of $574,000 associated with the Phase III Veronate trial and our IPO. The net loss was the result of funding the clinical trials associated with our lead product candidates, research and development activities and ongoing general and administrative expenses. We used approximately $11.7 million of cash for investing activities during the six months ended June 30, 2004, which consisted of purchases of property and equipment of $204,000 and net purchases of short-term investments of $11.5 million. We received $31.7 million from financing activities during the six months ended June 30, 2004, which consisted primarily of $31.0 million in net proceeds from our IPO and to a lesser extent, $1.5 million from a subscription receivable related to the issuance of convertible preferred stock and warrants in connection with our Series E financing, offset in part by the net repayment of capital lease obligations and notes payable of $619,000.

Funding Requirements

Our future funding requirements are difficult to determine and will depend on a number of factors, including the timing and costs involved in conducting clinical trials and obtaining regulatory approvals for our product candidates; the number of product candidates we advance into clinical development, payments received or made under existing or future license or collaboration agreements; our ability and the time and cost it takes for us to develop, if ever, a corporate infrastructure to commercialize our products; the cost of filing, prosecuting and enforcing patent and other intellectual property claims; and the need to acquire licenses to or acquire new products or compounds. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business, although none are currently anticipated.

We believe that our existing cash, cash equivalents and short-term investments of $47.9 million as of June 30, 2004 will enable us to operate for a period of at least 14 months. We do not currently have any commitments for future external funding nor do we anticipate that we will generate revenue from the sale of any products for a number of years. Therefore, in order to meet our anticipated liquidity needs beyond 14 months, we will need to raise additional sources of capital. We expect to continue to fund our operations primarily through the future sale of additional common stock or other equity securities and to a lesser extent, strategic collaborations or debt financing. These funds may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our clinical trial or commercialization efforts or obtain funds through collaborative arrangements that may require us to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are important in understanding our financial statements and operating results:

Use of Estimates. The preparation of our financial statements in conformance with generally accepted accounting principles in the United States requires us to make estimates and judgments with respect to the selection and application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances at the time, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual future results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. We recognize revenue primarily under licensing and other collaborative research and development agreements as we perform services or meet contractual obligations. Accordingly, up-front, non-refundable license fees under agreements where we have an ongoing research and development commitment are amortized, on a straight-line basis, over the term of our ongoing obligations under the agreement. Revenues received for ongoing research and development activities under collaborative arrangements are recognized as the research and development activities are performed pursuant to the terms of the related agreements. In the event we receive milestone payments in the future, we will recognize such payments when all of the terms of such milestone are achieved. Our revenue recognition policies are in compliance with the Securities and Exchange Commission’s, or SEC’s, Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables.

Accrued Expenses. The preparation of our financial statements requires us to estimate expenses that we believe we have incurred, but for which we have not yet received invoices from our vendors. This process involves identifying services and activities that have been performed by third-party vendors on our behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date. Examples of expenses for which we accrue based on estimates include fees for services, such as those provided by certain clinical research and data management organizations and investigators in conjunction with clinical trials and fees owed to contract manufacturers in conjunction with the manufacture of materials for our clinical trials. In order to estimate costs incurred to date, but not yet invoiced, we analyze the progress of the clinical trial and related activities, invoices received and budgeted costs when evaluating the adequacy of the accrued liability for these related costs. We make these estimates based upon the facts and circumstances known to us at the time and in accordance with generally accepted accounting principles.

Stock-Based Compensation. We have elected to follow Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. Accordingly, we have not recorded stock-based compensation expense related to stock options issued to employees if the exercise prices of the options are equal to or greater than the fair value of the underlying common stock on the date of grant. In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements.

Prior to our initial public offering in June 2004, the determination of the fair value of our common stock for purposes of stock option grants involved significant judgment on our part because our shares were not publicly traded. In determining the fair value of our common stock from time to time, our board of directors considered the price at which we sold shares of convertible preferred stock to investors, comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we have issued, prior valuations of our common stock and the impact of events or milestones that had occurred since. As a public company, the determination of the fair market value of our common stock will be based upon the trading price of our common stock.

2004 Financial Guidance

Financial guidance involves a high level of uncertainty and is subject to numerous assumptions and factors. These factors include, but are not limited to, the variability, timing and costs associated with conducting clinical trials and the enrollment rates in such trials, the results of these clinical trials, the funding requirements of preclinical research programs, the cost of filing, prosecuting and enforcing patents or other intellectual property rights, the level of general and administrative expenses needed to develop a corporate infrastructure to support our strategy and the potential that we may enter into new licensing agreements or strategic collaborations in the future. We intend to further update our financial guidance for 2004 when the financial results for our third quarter are released, or upon the announcement of any events that could materially change any prior guidance we may have provided. We currently believe that our financial results for the year ending December 31, 2004 should reflect the following:

•	Total revenue from existing collaboration agreements of approximately $600,000 to $700,000;

•	Total operating expenses, excluding the amortization of deferred stock compensation, of $28 million to $30 million; and

•	Cash, cash equivalents and short-term investments of approximately $34 to $36 million at December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents, and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations and United States government securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not have any foreign currency or other derivative financial instruments and we do not have significant interest rate risk associated with our debt obligations. We generally have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

In addition, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three month period ended June 30, 2004, we issued and sold 171,641 shares of our common stock, $.001 par value per share (the “Common Stock”) that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), to our employees upon the exercise of options for cash consideration with an aggregate exercise price of $141,094. During the same period, we granted options to purchase 79,152 shares of Common Stock at exercise prices ranging from $7.03-$9.38 per share. No underwriters were involved in the foregoing stock or option issuances. The issuance of these securities was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

On June 9, 2004, we closed the sale of five million shares of Common Stock in our initial public offering (the “Offering”), and subsequent to the end of the quarter, on July 8, 2004, we closed the sale of an additional 527,000 shares of our Common Stock pursuant to the exercise, by our underwriters, of their over-allotment option. Post-effective Amendment No. 3 to our Registration Statement on Form S-1 (Reg. No. 333-113243), which we filed to register our Common Stock in the Offering, was declared effective by the Securities and Exchange Commission on June 3, 2004. The Offering commenced as of June 3, 2004. The Offering did not terminate before any securities were sold. As of the date of the filing of this report, the Offering has terminated and 5,527,000 shares out of 5,750,000 shares of Common Stock (including 750,000 shares solely to cover over-allotments) registered were sold at an offering price of $7.00 per share. The managing underwriters in the Offering were Thomas Weisel Partners LLC, Lazard Freres & Co., LLC and Harris Nesbitt Corp. We registered shares of our Common Stock in the Offering under the Securities Act.

The aggregate purchase price of the Offering amount registered was $40,250,000. The gross Offering proceeds we received, including the over-allotment, were $38.7 million. We incurred expenses in connection with the offering of $4.3 million, which consisted of direct payments of: (i) $1.4 million in legal, accounting and printing fees; (ii) $2.7 million in underwriters’ discounts, fees and commissions; and (iii) $214,000 in filing fees and other miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The net Offering proceeds to us, after deducting total expenses, were $34.4 million. The net Offering proceeds have been invested into short-term investment-grade securities.

Since the Offering, we have used, and intend to continue to use, the proceeds from the Offering as outlined in our final prospectus. This use of proceeds primarily includes costs associated with conducting ongoing clinical trials for our lead product candidates, Veronate and Aurexis; to further develop our existing preclinical product candidates; to expand our research and development capabilities; for capital expenditures and for general corporate purposes. The amount and timing of our expenditures will depend upon a number of factors, including the rate of enrollment in and status of our clinical trials, the advancement of our preclinical product candidates and the timing and extent of hiring new employees. We retain broad discretion as to the ultimate allocation and use of proceeds of the Offering, and may change our intended use at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In May 2004, we sent a written consent to our stockholders requesting the taking of the following actions in connection with the initial public offering of our common stock: (i) the approval and adoption of an amendment to our Seventh Amended and Restated Certificate of Incorporation to change the definition of “Qualified Public Offering” and (ii) the approval and adoption of a Second Amendment to our Fourth Amended and Restated Master Rights Agreement to change the definition of “Initial Public Offering.” Such action was effected pursuant to a written consent of our stockholders obtained on May 27, 2004 in compliance with Section 228 of the Delaware General Corporation Law. On an as-converted basis, a total of 9,785,554 shares of our stock out of 12,822,222 shares issued and outstanding, including 9,182,898 shares out of 11,983,498 shares of our Series A, Series B, Series C, Series D and Series E preferred stock issued and outstanding, voted in favor of the matter described in clause (i) above. On an as-converted basis a total of 9,694,798 shares of our stock out of 12,731,465 shares issued and outstanding, including 9,092,142 shares out of 11,892,742 shares of our Series B, Series C, Series D and Series E preferred stock issued and outstanding, voted in favor of the matter described in clause (ii) above.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description
10.1	Second Amendment to Fourth Amended and Restated Master Rights Agreement dated May 27, 2004

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer

(b) Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004	INHIBITEX, INC

/s/ Russell H. Plumb
Russell H. Plumb
Vice President, Finance and Administration, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment to Fourth Amended and Restated Master Rights Agreement dated May 27, 2004

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer and

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer