Form 10-Q
period 2004-09-30
INHIBITEX INC
filed 2004-11-15
CIK 1274913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

As of October 31, 2004, 18,314,579 shares of the Registrant’s Common Stock were outstanding.

Inhibitex®, MSCRAMM®, Veronate®, and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.

PAGE
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2004 and December 31, 2003	4
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 and for the Period from Inception (May 13, 1994) through September 30, 2004	5
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 and for the Period from Inception (May 13, 1994) through September 30, 2004	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	23
PART II – OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24
Item 6. Exhibits and Reports on Form 8-K	24
Signatures	25
Exhibit Index
Exhibit 31.1 Section 302 Certification of the Chief Executive Officer
Exhibit 31.2 Section 302 Certification of the Chief Financial Officer
Exhibit 32.1 Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

PART I
FINANCIAL INFORMATION

INHIBITEX, INC.

(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$24,537,986	$26,649,150
Short-term investments	20,702,120	1,498,980
Prepaid expenses and other current assets	776,207	569,667
Accounts receivable	20,453	308,924

Total current assets	46,036,766	29,026,721
Property and equipment, net	1,699,710	1,635,544

Total assets	$47,736,476	$30,662,265

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$966,350	$1,385,972
Accrued expenses	1,580,693	1,700,539
Current portion of notes payable	876,479	889,523
Current portion of capital lease obligations	347,814	330,408
Current portion of deferred revenue	191,667	191,667
Other current liabilities	1,000,000	1,000,000

Total current liabilities	4,963,003	5,498,109
Long-term liabilities:
Notes payable, net of current portion	705,710	1,363,351
Capital lease obligations, net of current portion	388,991	431,853
Deferred revenue, net of current portion	874,998	987,498

Total long-term liabilities	1,969,699	2,782,702
Redeemable convertible preferred stock	—	89,542,242
Preferred stock warrants	—	6,065,467
Stockholders’ equity (deficit):
Series A convertible preferred stock	—	216
Preferred Stock, $.001 par value; 5,000,000 shares authorized at September 30, 2004; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 and 43,100,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 18,314,579 and 536,066 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	18,315	536
Common stock warrants	6,113,749	—
Additional paid-in capital	130,812,197	1,797,798
Deferred stock compensation	(1,393,288)	(804,310)
Deficit accumulated during the development stage	(94,747,199)	(74,220,495)

Total stockholders’ equity (deficit)	40,803,774	(73,226,255)

Total liabilities, redeemable convertible preferred stock and warrants and stockholders’ equity (deficit)	$47,736,476	$30,662,265

The accompanying notes are an integral part of these condensed financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Period from
	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(May 13, 1994) Through
	2004	2003	2004	2003	September 30, 2004
Revenue:
License fees and milestones	$37,500	$37,500	$112,500	$112,500	$975,000
Collaborative research and development	125,000	145,833	375,000	520,833	2,374,455
Grant revenue	—	—	—	—	300,000

Total revenue	162,500	183,333	487,500	633,333	3,649,455
Operating expense:
Research and development	5,202,291	5,134,301	15,302,048	13,912,767	67,841,039
General and administrative	1,063,897	1,047,227	2,725,346	3,612,689	14,907,122
Amortization of deferred stock compensation	124,188	57,108	349,101	115,357	525,336

Total operating expense	6,390,376	6,238,636	18,376,495	17,640,813	83,273,497

Loss from operations	(6,227,876)	(6,055,303)	(17,888,995)	(17,007,480)	(79,624,042)
Other income, net	24,118	8,395	38,169	25,302	637,527
Interest income (expense), net	133,878	(7,452)	147,282	74,594	621,379

Net loss	(6,069,880)	(6,054,360)	(17,703,544)	(16,907,584)	(78,365,136)
Dividends and accretion to redemption value of redeemable preferred stock	—	(1,548,423)	(2,823,160)	(4,645,268)	(16,382,063)

Net loss attributable to common stockholders	$(6,069,880)	$(7,602,783)	$(20,526,704)	$(21,552,852)	$(94,747,199)

Basic and diluted net loss attributable to common stockholders per share	$(0.33)	$(14.35)	$(2.60)	$(41.10)

Weighted average shares used to compute basic and diluted net loss attributable to common stockholders per share	18,268,314	529,921	7,883,424	524,432

The accompanying notes are an integral part of these condensed financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			Inception
	Nine Months Ended		(May 13, 1994)
	September 30,		through
			September 30,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(17,703,544)	$(16,907,584)	$(78,365,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	604,016	583,619	3,248,772
Amortization of deferred stock compensation	349,101	115,357	525,336
Loss on sale of equipment	—	—	48,134
Amortization of investment premium	105,345	42,365	150,594
Forgiveness of receivables from stockholders	—	—	28,695
Amortization of warrants and discount on debt	53,685	—	176,477
Stock issued for interest	2,310	—	126,886
Cumulative effect of change in accounting principle	—	—	99,500
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(206,540)	50,299	(776,207)
Accounts receivable	288,471	26,279	(20,453)
Accounts payable and other current liabilities	(419,622)	282,605	1,966,350
Accrued expenses	(119,846)	(16,228)	1,580,693
Deferred revenue	(112,500)	(133,331)	1,066,665

Net cash used in operating activities	(17,159,124)	(15,956,619)	(70,143,694)

Cash flows from investing activities:
Purchases of property and equipment	(427,418)	(194,222)	(3,038,777)
Purchases of short-term investments	(27,920,374)	(14,056,323)	(44,471,783)
Proceeds from maturities of short-term investments	8,600,000	11,257,180	23,607,180

Net cash used in investing activities	(19,747,792)	(2,993,365)	(23,903,380)

Cash flows from financing activities:
Proceeds from promissory notes and related warrants	—	2,500,000	3,013,492
Payments on promissory notes and capital leases	(936,905)	(392,233)	(2,652,337)
Proceeds from bridge loan and related warrants	—	—	2,220,000
Net proceeds from the issuance of preferred stock and warrants	1,517,997	—	81,624,319
Proceeds from the issuance of common stock, net of issuance costs	34,214,660	15,134	34,379,586

Net cash provided by financing activities	34,795,752	2,122,901	118,585,060

Increase (decrease) in cash and cash equivalents	(2,111,164)	(16,827,083)	24,537,986
Cash and cash equivalents at beginning of period	26,649,150	28,658,078	—

Cash and cash equivalents at end of period	$24,537,986	$11,830,995	$24,537,986

Supplemental cash flow information:
Interest paid	$157,265	$104,881	$740,442
Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	240,764	320,137	1,957,839
Conversion of bridge loans and interest payable into Series C Preferred Stock	—	—	2,124,576
Preferred stock dividends and accretion of preferred stock to redemption value	2,823,160	4,645,268	16,382,063
Unrealized loss on short-term investments	11,889	218	11,592

The accompanying notes are an integral part of these condensed financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1— BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inhibitex, Inc. (“Inhibitex” or the “Company”) was incorporated in the state of Delaware in May 1994. Inhibitex is a biopharmaceutical company committed to the discovery, development and commercialization of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. The Company’s primary activities since incorporation have been recruiting personnel, conducting research, conducting preclinical and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage for financial reporting purposes.

The Company has incurred operating losses since inception and expects such losses to continue for the foreseeable future. These losses have largely been the result of research and development expenses, including those related to the Company’s lead product candidates, and to a lesser extent, general and administrative expenses. Veronate, the Company’s lead product candidate, is the subject of an ongoing 2,000-patient, Phase III clinical trial that the Company initiated in May 2004. Veronate is being developed for the prevention of hospital-associated infections in premature, very low birth weight infants. Aurexis, the Company’s second product candidate, is currently being evaluated in a Phase II clinical trial as a first-line therapy to be used in combination with antibiotics to treat serious, life-threatening Staphylococcus aureus, or S. aureus, bloodstream infections in hospitalized patients. This trial began in February 2004.

The Company intends to continue to finance its operations with equity or other financings or proceeds from potential future collaborations or partnerships. The Company’s ability to continue its operations is dependent, in the near term, upon the successful execution of such financings and ultimately upon achieving profitable operations. There can be no assurance that any additional funds will be available on terms acceptable to the Company, if at all, or that the Company will become profitable.

Basis of Presentation – The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Inhibitex’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s prospectus, which forms part of its registration statement on Form S-1, which, as amended, was declared effective by the Securities and Exchange Commission (SEC) on June 3, 2004. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of future results that may be expected for the year ending December 31, 2004.

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

Revenue Recognition — To date, the Company has not generated any revenues from the sale of products. Revenues represent the amortization of an up-front license fee, collaborative research and development

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

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

Research and Development Expense — Research and development expense primarily consists of expenses incurred in the discovery, development, testing and manufacturing of the Company’s product candidates. These expenses consist principally of: payments to third-party service providers that monitor and accumulate data related to the Company’s clinical trials: fees paid to treat patients enrolled in the Company’s clinical trials; the costs to develop, procure and manufacture materials used in clinical trials; salaries and related expenses for personnel performing research and development activities; and costs related to obtaining patents and license and research agreements. These costs are charged to expense as incurred.

Reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Stock-based Compensation - The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and Financial Accounting Standards Board Interpretation (“FIN”) No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and Related Interpretations and has adopted the disclosure only provisions of Statement of Financial Accounting Standards, or (“SFAS”), No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of the SFAS No. 123, EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to employee stock compensation on reported net loss. The Company has adopted the disclosure requirements of SFAS No. 148.

Under APB No. 25, if the exercise price of the Company’s employee and director stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock on the date of such grant, APB No. 25 requires that the difference between the estimated fair value and the exercise price be recorded as deferred compensation and amortized over the related vesting period. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25. The information regarding net loss as required

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS– (Continued)

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

The following table illustrates the effect on net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock-based compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(6,069,880)	$(7,602,783)	$(20,526,704)	$(21,552,852)
Add: Amortization of deferred stock compensation expense included in net loss, as reported	124,188	57,108	349,101	115,357
Deduct: Stock-based compensation expense determined under fair value method	(283,747)	(130,766)	(767,648)	(270,261)

Pro forma net loss attributable to common stockholders	$(6,229,439)	$(7,676,441)	$(20,945,251)	$(21,707,756)

Net loss attributable to common stockholders per share (basic and diluted):
As reported	$(0.33)	$(14.35)	$(2.60)	$(41.10)

Pro forma	$(0.34)	$(14.49)	$(2.66)	$(41.39)

     The fair value of each stock option was estimated at the date of grant using the minimum value option-pricing model for stock options granted prior to the Company’s initial public offering (IPO) in June 2004 and the Black-Scholes option-pricing model for stock options granted after the Company’s initial public offering with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.51%	3.37%	3.23%	3.05%
Dividend yield	—	—	—	—
Volatility factors	.43	—	.43	—
Expected life of options (years)	4.0	4.0	4.0	4.0
Weighted average fair value of options granted	$2.23	$2.07	$2.06	$1.51

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the related vesting period.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued

Recent Accounting Developments - On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” The amendment would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. On October 13, 2004, the FASB decided that the final amendment would be effective for public companies for any interim or annual period beginning after June 15, 2005.

Comprehensive Loss - The Company has adopted the provisions of SFAS No. 130, Comprehensive Income, (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive loss and its components for general purpose financial statements. For all periods presented, there were no significant differences between net loss and comprehensive loss.

NOTE 2—INITIAL PUBLIC OFFERING

On June 3, 2004, Inhibitex completed an initial public offering (IPO) of five million shares of its common stock at an initial offering price to the public of $7.00 per share, resulting in net proceeds of $31.0 million after deducting underwriters’ commissions and related expenses. Upon the closing of the IPO, all outstanding shares of preferred stock, and accrued dividends thereon, were converted into 11,936,438 shares of common stock. On July 8, 2004, the Company received an additional $3.4 million in net proceeds in connection with the underwriters’ exercise of their over-allotment option for the purchase of 527,000 shares at $7.00 per share.

NOTE 3—BASIC AND DILUTED NET LOSS PER SHARE

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents then outstanding. Common stock equivalents consist of common shares issuable upon the exercise of stock options and warrants. Dilutive earnings per share are the same as basic earnings per share since common stock equivalents are excluded from the calculation, due to their effect being anti-dilutive.

The weighted average shares used in computing basic net loss per share attributable to common stockholders for the three months ended September 30, 2004 include 481,174 shares that represent the weighted average effect during the quarter of the issuance of 527,000 shares of common stock on July 8, 2004 in connection with the underwriters’ exercise of the over-allotment option. The weighted average shares used in computing basic net loss per share attributable to common stockholders for the nine months ended September 30, 2004 include 2,062,044 shares that represent the weighted average effect in those nine months of the issuance of five million shares of common stock in connection with the Company’s IPO on June 3, 2004, and 161,562 shares that represent the weighted average effect of common stock on July 8, 2004 in connection with the underwriters’ exercise of the over-allotment option and 4,922,692 shares that represent the weighted average effect in those nine months of the issuance of 11,936,438 shares for the conversion of all preferred stock and accrued dividends thereon, into common stock at the closing of the IPO. At September 30, 2004, the Company had 18,314,579 shares of common stock outstanding.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the computation of historical and pro forma basic and diluted net loss attributable to common stockholders per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Historical
Numerator:
Net loss attributable to common stockholders	$(6,069,880)	$(7,602,783)	$(20,526,704)	$(21,552,852)
Denominator:
Common stock outstanding at beginning of period	17,782,536	528,081	536,066	513,198
Weighted average effect of the conversion of preferred stock and dividends to common stock	—	—	4,922,692	—
Weighted average effect of the issuance of common stock in initial public offering	—	—	2,062,044	—
Weighted average effect of the issuance of common stock related to underwriters’ exercise of the over-allotment	481,174	—	161,562	—
Weighted average effect of the issuance of common stock pursuant to stock option and warrant exercises	4,604	1,840	201,060	11,234

Weighted average common shares outstanding	18,268,314	529,921	7,883,424	524,432

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(14.35)	$(2.60)	$(41.10)

The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above historical calculations as the effect of their inclusion was anti-dilutive.

	September 30,
	2004	2003
Redeemable convertible preferred stock and dividends	—	9,313,517
Common stock options	1,260,476	1,345,663
Warrants	1,850,127	1,311,321
Convertible preferred stock	—	90,758

Total	3,110,603	12,061,259

NOTE 4—STOCK SPLIT

On May 21, 2004, the Company effected a 2.38-for-1 reverse stock split of its common stock. All common stock share and per share amounts in these condensed financial statements have been adjusted retroactively to reflect this stock split.

NOTE 5—SUBSEQUENT EVENTS

On November 10, 2004, the Company completed a private placement financing in which it raised approximately $50 million through the sale, at a price of $7.3775 per share, of 6,777,370 shares of its common stock and warrants to purchase 2,033,211 shares of its common stock. The warrants, which become exercisable on May 9, 2005 and expire November 10, 2009, have an exercise price of $8.81 per share. The shares and warrants were offered and sold only to institutional and accredited investors. The Company has agreed to file a registration statement with the SEC in order to register the sale and resale of the common stock issued in this private placement and issuable upon the exercise of the related warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

•	increases in our research and development expenses, general and administrative expenses and operating losses in the future;

•	which product candidates we will advance and how much funding we will direct to them;

•	future revenue from collaborative research agreements;

•	our ability to generate product-related revenue in the future;

•	the potential volatility of our quarterly and annual operating results;

•	the potential to discover, develop or commercialize any product candidates resulting from our collaboration with Dyax;

•	the number of sites we intend to utilize in our ongoing clinical trials;

•	the anticipated length of time to fully enroll our Phase III Veronate trial;

•	our plans to commercialize our product candidates, particularly Veronate;

•	the anticipated time frame to generate data from our Phase II Aurexis trial;

•	our future financing requirements and how we expect to fund them;

•	the number of months we anticipate that our current cash, cash equivalents and short-term investments will allow us to operate;

•	our anticipated financial results for the year ended December 31, 2004; and

•	our intended use of the net proceeds from our initial public offering, the exercise of the related over-allotment option and our recently completed private placement.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: Wyeth terminating our license and collaborative research agreement; our ability to contract with a sufficient number of clinical trial sites to perform our clinical trials; the rate at which investigators at such sites can recruit patients into our clinical trials; our clinical trials not demonstrating appropriate safety and efficacy for our product candidates; our use of third-party contract clinical research organizations, raw material suppliers and manufacturers, who may not fulfill their contractual obligations or otherwise perform satisfactorily in the future; maintaining sufficient quantities of clinical trial material to complete our clinical trials; our failure to obtain regulatory approval to continue our clinical trials or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others; our successful development of a marketing, sales and corporate infrastructure capable of supporting the commercialization of Veronate; that no viable product candidates result from the collaboration with Dyax or product candidates from this collaboration do not demonstrate any therapeutic benefit or an acceptable safety profile in clinical trials; our collaborators do not fulfill their obligations under the agreement in the future; the condition of the financial equity markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves to our operating plans; changes in related governmental laws and regulations; and changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of our prospectus, which forms part of our registration statement on Form S-1, which, as amended, was declared effective by the Securities and Exchange Commission or SEC on June 3, 2004. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

Overview

We are a biopharmaceutical company committed to the discovery, development and commercialization of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. We currently have two product candidates in late-stage clinical development. Veronate, our lead product candidate, is the subject of an ongoing 2,000-patient, Phase III clinical trial that we initiated in May 2004. We are developing Veronate for the prevention of hospital-associated infections in premature, very low birth weight, or VLBW, infants. Veronate has been granted Fast Track designation and Orphan Drug status by the U.S. Food and Drug Administration, or FDA. Our second product candidate, Aurexis, is currently being evaluated in a 60-patient Phase II clinical trial as a first-line therapy to be used in combination with antibiotics to treat serious, life-threatening Staphylococcus aureus, or S. aureus, bloodstream infections in hospitalized patients. In September 2004, Aurexis was also granted Fast Track designation by the FDA. In addition to Veronate and Aurexis, we have three preclinical product candidates under development for the prevention and treatment of serious infections. One of our preclinical programs is the subject of a collaboration and joint-development agreement with Dyax to discover, develop and commercialize fully human monoclonal antibodies against MSCRAMM proteins on enterococci and another is the subject of a license and collaboration agreement with Wyeth to develop human vaccines against staphylococcal organisms. Under the terms of the agreement, we granted Wyeth a worldwide license to develop, manufacture and commercialize any products resulting from the collaboration.

We are a development stage company that has generated significant losses since our inception in May 1994. To date, we have devoted substantially all of our efforts towards research and development activities related to our product candidates, which are all based on our expertise in MSCRAMM proteins. As of September 30, 2004, we had an accumulated deficit of $94.7 million. We expect to continue to incur substantial and increasing losses for at least the next several years as we plan to continue the clinical development of Veronate and Aurexis, continue our other research and development activities and establish a commercial infrastructure. We currently do not have any commercialization capabilities, and it is possible that we may never successfully commercialize any of our product candidates.

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

Recent Developments

On June 3, 2004, we completed an initial public offering, or IPO, of five million shares of common stock at an initial offering price to the public of $7.00 per share, resulting in net proceeds of $31.0 million after underwriters’ commissions and offering expenses. Upon the closing of our IPO, all outstanding shares of our preferred stock, and all accrued dividends thereon, were converted into 11,936,438 shares of common stock. On July 8, 2004, we received an additional $3.4 million in net proceeds in connection with the underwriters’ exercise of their over-allotment option for the purchase of 527,000 shares at $7.00 per share. At September 30, 2004, we had approximately 18.3 million shares of common stock outstanding.

On November 10, 2004 we completed a private placement financing in which we raised approximately $50 million through the sale, at a price of $7.3775 per share, of 6,777,370 shares of our common stock and warrants to purchase 2,033,211 shares of its common stock. The warrants, which become exercisable on May 9, 2005 and expire November 10, 2009, have an exercise price of $8.81 per share. The shares and warrants were offered and sold only to institutional and accredited investors. We have agreed to file a registration statement with the SEC covering the resale of the common stock issued in this private placement and issuable upon the exercise of the related warrants.

In May 2004, we commenced enrolling patients in a Phase III clinical trial for Veronate, our lead product candidate. As of October 31, 2004, we had initiated 66 sites that are qualified to enroll patients in this trial. In September 2004, we received approval from Health Canada to conduct this Phase III trial at sites within Canada. We plan to ultimately conduct this trial at between 80-100 sites in the United States, Canada and possibly Europe, and anticipate that the enrollment of this trial should be completed near the end of 2005. In October, at the 11th annual International Symposium on Staphylococci and Staphylococcal Infections (ISSSI) held in Charleston, South Carolina, we presented the full data and additional analyses from our 512-patient Phase II trial for Veronate, which was completed earlier this year.

We continued to enroll patients in a Phase II clinical trial for Aurexis, our second product candidate. We have enrolled 55 patients in this trial as of this filing. We anticipate full enrollment will be completed near the end of this year and results from this trial are expected to be available early in the second quarter of 2005. In September, Aurexis was granted Fast Track designation by the FDA. In October, after we had enrolled 40 patients in the Phase II trial, the Data Safety Monitoring Board (“DSMB”) met to review available data and based upon their review, notified us that it had unanimously agreed the trial should proceed as designed. In October, at the 44th annual Interscience Conference on Antimicrobial Agents and Chemotherapy (ICCAC) held in Washington, DC, we presented an update on our Aurexis clinical program, including both a poster and oral presentation of the results from our pre-clinical studies and our Phase I clinical trial. We expect to commence an 8-patient Phase I clinical trial of Aurexis in patients with end-stage renal disease (ESRD) this November.

In October, we entered into an agreement with Dyax Corp. to collaborate on the discovery, development, and commercialization of fully human monoclonal antibodies against MSCRAMM proteins on enterococci. Under the terms of the agreement, we and Dyax will jointly develop product candidates that may be identified during the collaboration and will share in the costs to develop any resulting product candidates and the commercialization rights and profits from any marketed products.

In July, we reached a settlement with Auxeris Therapeutics, Inc. whereby it agreed, no later than November 30, 2004, to cease using the word Auxeris in any trademark or service mark, any company, trade or domain name or in any product name, advertisements, promotional or any collateral materials worldwide. In December 2003 we had filed a Notice of Opposition before the Unites States Patent and Trademark Office opposing the applications of Auxeris Therapeutics, Inc. to register Auxeris as a trademark.

Financial Operations Overview

Revenue. Since our inception, we have not generated any revenue from the sale of products and do not expect product-related revenues until we obtain regulatory approval for and commercialize a product candidate, if ever. Currently, our revenues generally represent the amortization of an up-front license fee, quarterly research and development support payments received in connection with a license and collaboration agreement with Wyeth. In 2003, the Company received a grant from the FDA’s Office of Orphan Drug Development, which was not renewed in 2004.

Research and Development Expense. Research and development expense consists of costs incurred in discovering, developing, testing and manufacturing our product candidates. These expenses consist primarily of fees paid to treat patients enrolled in our clinical trials; fees paid to third-party service providers for monitoring, accumulating and evaluating the related clinical trial data; salaries and related expenses for personnel; the cost of raw materials contract manufacturing services and supplies used in research and development activities; consulting, license and sponsored research fees paid to third parties; and facilities costs. In the near-term, particularly during the last quarter of 2004 and through the end of 2005, we expect our research and development expenses to increase as we expend greater resources on the development of our two most advanced product candidates, Veronate and Aurexis. However, largely due to uneven rates of enrollment in the clinical trials for these product candidates, expenditures are likely to fluctuate in these periods. Although we are currently focused primarily on advancing Veronate through a Phase III clinical trial and Aurexis through Phase II clinical trials, we will make determinations as to which product candidates to advance and how much funding to direct to each on an ongoing basis in response to their respective scientific and clinical needs or success. From inception through September 30, 2004, we have incurred approximately $67.8 million in research and development expense, excluding the amortization of deferred stock compensation expense.

General and Administrative Expense. General and administrative expense consists primarily of salaries and other personnel-related costs for executive, finance, accounting, information technology and human resource functions. Other significant costs include professional fees for legal, accounting, market research and other consulting services. We expect our general and administrative expenses to increase in the future as we continue to add personnel, comply with the reporting and regulatory obligations applicable to publicly-held companies and plan for the commercialization of our product candidates, particularly Veronate. From inception through September 30, 2004, we have incurred approximately $14.9 million in general and administrative expenses, excluding the amortization of deferred stock compensation.

Deferred Stock Compensation. Deferred stock compensation for stock options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise price. Such amount is recorded as a reduction of stockholders’ equity and is being amortized on the straight-line basis over the related vesting period, which is generally four years. At September 30, 2004, we had approximately $1.4 million of deferred stock compensation that will be amortized over the remaining vesting periods of the related stock options.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenue. Revenue decreased to $163,000 for the three months ended September 30, 2004 from $183,000 for the comparable quarter in 2003. This decrease of $21,000, or 11%, resulted from a reduction in quarterly collaborative research and development support fees from Wyeth. The collaborative research and development support fees from Wyeth are based on the number of our employees that support the program, which during the second half of 2003, were reduced to the minimum annual level. We do not expect this amount to decrease any further in the future.

Research and Development Expense. Research and development expense increased to $5.2 million during the three months ended September 30, 2004 from $5.1 million for the same period in 2003. This increase of $68,000 or 1%, resulted primarily from increases of $395,000, $154,000 and $84,000 in clinical trial costs, salary and other personnel-related expenses and legal fees associated with intellectual property and patents, respectively, offset largely by decreases in license fees and facility-related expenses of $491,000, and $64,000, respectively. Clinical trial costs increased due to the ongoing expenses associated with the Aurexis Phase II trial and the Veronate Phase III clinical trial. Salaries and other personnel-related expenses increased due to the hiring of additional personnel needed to support the Aurexis Phase II trial and the Veronate Phase III trial, as well as increased salaries. Legal fees associated with intellectual property and patents increased due to expenses associated with the prosecution and maintenance of patents that had been historically paid by a third-party partner for which, as of June 2004, we are responsible for on an ongoing basis. The decrease in license fees was the result of no significant license fees being paid in the third quarter of 2004, whereas in the same period in 2003, a $500,000 payment was made related to the licensing of a manufacturing-related patent. The reduction in facility-related expenses was largely due to project management fees being expensed in 2003 related to planning for our new facility that were capitalized in 2004.

The following table summarizes the components of our research and development expense for the three months ended September 30, 2004 and 2003.

	Three Months Ended
	September 30,
	2004	2003
	(in thousands)
Clinical and manufacturing-related expense	$2,763	$2,402
Personnel related expense	1,324	1,170
License fees and other expense	748	1,160
Depreciation and facility-related expense	367	402

Total research and development expense	$5,202	$5,134

General and Administrative Expense. General and administrative expense increased to $1.1 million for the three months ended September 30, 2004 from $1.0 million for the comparable quarter in 2003. The increase of $17,000, or 2%, was primarily the result of an increase in directors’ fees, salaries and other personnel-related costs, directors’ and officers’ insurance premiums and other professional fees of $65,000, $56,000, $51,000 and $45,000, respectively, which was largely offset by a decrease in litigation-related legal fees of approximately $206,000. Directors’ fees increased due to our adoption of retainers for all non-officer directors subsequent to our IPO in June 2004. Salaries and other personnel related costs increased largely due to salary increases. Our directors and officers insurance premiums and professional fees also increased due to our IPO in June 2004.

Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased to $124,000 for the three months ended September 30, 2004 from $57,000 for the comparable quarter in 2003. This increase of $67,000, or 118%, was primarily the result of amortization related to approximately $948,000 of deferred stock compensation recorded from October 2003 through May 2004 and to a lesser extent, the full quarter effect in the third quarter of 2004 of amortization related to $170,000 of deferred stock compensation recorded during the third quarter of 2003. Of the amortization expense for the three months ended September 30, 2004, $66,000 related to employees in general and administrative positions while $58,000 related to employees engaged in research and development activities. Of the amortization expense for the three months ended September 30, 2003, $32,000 related to employees in general and administrative positions while $25,000 related to employees engaged in research and development activities.

Interest Income (Expense), net. Interest income (expense), net, increased to income of $134,000 for the three months ended September 30, 2004 from an expense of $7,000 for the comparable quarter in 2003.

This increase was the result of an increase in interest income of $141,000, which was principally due to higher average cash balances and to a lesser extent, higher interest rates, in the third quarter of 2004 as compared to the same quarter in 2003.

Dividends and Accretion to Redemption Value of Redeemable Preferred Stock. Dividends on preferred stock and accretion to redemption value of redeemable preferred stock decreased to zero for the three months ended September 30, 2004 from $1.5 million for the comparable quarter in 2003. The decrease was due to the elimination of $1.5 million in related charges associated with redeemable preferred stock that was converted into common stock upon completion of our initial public offering in June 2004. No dividends or accretion to redemption value were recorded after that date. Dividends and accretion to redemption value were recorded for the entire second quarter of 2003, during which the related redeemable preferred stock was outstanding.

Nine Months Ended September 30, 2004 and 2003

Revenue. Revenue decreased to $488,000 for the nine months ended September June 30, 2004 from $633,000 for the same nine month period in 2003. This decrease of $146,000, or 23%, resulted from a reduction in collaborative research and development support fees from Wyeth. The collaborative research and development support fees we receive from Wyeth are based on the number of our employees that support the related program, which during the second half of 2003, were reduced to the minimum annual level. We do not expect this amount to decrease any further in the future.

Research and Development Expense. Research and development expense increased to $15.3 million during the nine months ended September 30, 2004 from $13.9 million for the same period in 2003. This increase of $1.4 million, or 10%, resulted primarily from increases in salaries and other personnel-related expenses, clinical trial costs, manufacturing-related costs, legal fees associated with intellectual property and patents, depreciation expense and license fees of $415,000, $367,000, $244,000, $214,000, $103,000 and $90,000, respectively, offset in part by a decrease in facility-related expenses of $144,000. Salaries and other personnel-related expenses increased due to the hiring of additional personnel required to support our two ongoing clinical trials, increased salaries and relocation expenses. Clinical trial costs increased largely due to the expenses associated with the Aurexis Phase II trial, which was not ongoing in 2003. Manufacturing-related costs increased primarily due to $660,000 of additional purchases of the raw material and manufacturing expenses related to Veronate, offset in part by a reduction of $416,000 related to the manufacturing of Aurexis. Legal fees associated with intellectual property and patents increased due to expenses associated with obtaining additional patents and the prosecution and maintenance of patents that had been historically been paid by a third-party partner for which, as of June 2004, we are responsible for on an ongoing basis. Depreciation expense increased as a result of internally developed software that we began amortizing in August 2003. License fees increased primarily due to our in-licensing of additional patent rights related to one of our MSCRAMM targets.

The following table summarizes the components of our research and development expense for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended
	September 30,
	2004	2003
	(in thousands)
Clinical and manufacturing-related expense	$7,561	$6,911
Personnel related expense	3,939	3,524
License fees and other expense	2,688	2,323
Depreciation and facility related expense	1,114	1,155

Total research and development expense	$15,302	$13,913

General and Administrative Expense. General and administrative expense decreased to $2.7 million for the nine months ended September 30, 2004 from $3.6 million for the same period in 2003. This decrease of $887,000, or 25%, resulted primarily from a decrease in litigation-related legal fees of approximately $1.2 million, which was offset, in part, by increases in salaries and benefits of approximately $167,000 associated with an increase in personnel and increased salaries, and an increase in directors’ and officers’ insurance premiums and directors’ fees of $73,000 and $61,000, respectively. Directors’ fees increased due to our adoption of retainers for all non-officer directors subsequent to our IPO in June 2004. Our directors and officers insurance premiums and professional fees also increased due to our IPO.

Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased to $349,000 for the nine months ended September 30, 2004 from $115,000 for the same period in 2003. This increase of $234,000, or 203%, was primarily the result of amortization related to $948,000 of deferred stock compensation recorded from October 2003 through May 2004, and to a lesser extent, the full nine month effect in 2004 of the amortization related to $971,000 of deferred stock compensation that we recorded pursuant to stock options granted during the first nine months of 2003. Of the amortization expense for the nine months ended September 30, 2004, $193,000 related to employees in general and administrative positions while $156,000 related to employees engaged in research and development activities. Of the amortization expense for the nine months ended September 30, 2003, $60,000 related to employees in general and administrative positions while $55,000 related to employees engaged in research and development activities.

Interest Income (Expense), net. Interest income (expense), net, increased to $147,000 for the nine months ended September 30, 2004 from $75,000 for the same period in 2003. This increase of $73,000, or 97%, was primarily due to an increase in interest income of $127,000, which was the result of generally higher average cash balances and to a lesser extent, higher interest rates, in 2004 as compared to 2003. This increase in interest income was offset in part by an increase in interest expense of $54,000, which was principally the result of a $2.5 million credit facility that we borrowed in June 2003.

Dividends and Accretion to Redemption Value of Redeemable Preferred Stock. Dividends on preferred stock and accretion to redemption value of redeemable preferred stock decreased to $2.8 million for the nine months ended September 30, 2004 from $4.6 million in the same period in 2003. This decrease of $1.8 million, or 39%, resulted from dividends and the accretion to redemption value being recorded in 2004 only through June 9, 2004, the closing date of our IPO, when all of the related redeemable preferred stock was converted to common stock. Dividends and accretion to redemption value were recorded for the entire nine month period ended September 30, 2003, during which the related redeemable preferred stock was outstanding.

Liquidity and Capital Resources

Liquidity

Since our inception in May 1994 through September 30, 2004, we have funded our operations primarily with $ 118.2 million raised from a series of five private equity financings and net proceeds from our initial public offering. We have also borrowed a total of $5.0 million under several notes payable, a credit facility with a commercial bank and capital leases, and have received approximately $5.7 million in license fees, collaborative research payments and grants, of which $1.1 million is recorded as deferred revenue as of September 30, 2004.

At September 30, 2004, our cash, cash equivalents and short-term investments were $45.2 million and we held no investments with a maturity greater than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government and agency securities, high-grade United States corporate bonds, asset-backed securities, commercial paper and money market accounts.

On November 10, 2004 we completed a private placement financing in which we raised approximately $50 million through the sale, at a price of $7.3775 per share, of 6,777,370 shares of our common stock and warrants to purchase 2.033,211 shares of its common stock. The warrants, which become exercisable on May 9, 2005 and expire November 10, 2009, have an exercise price of $8.81 per share. The shares and warrants were offered and sold only to institutional and accredited investors. The Company has agreed to file a registration statement with the SEC covering the resale of the common stock issued in this private placement and issuable upon the exercise of the related warrants.

Cash Flows

For the nine months ended September 30, 2004, cash, cash equivalents and short term investments increased by $17.1 million, from $28.1 million to $45.2 million. This increase resulted primarily from the net proceeds we received in connection with our IPO in June 2004, offset in part by cash used for operating activities, capital expenditures and the repayment of capital lease obligations and notes payable.

Net cash used in operating activities was $17.2 million for the nine months ended September 30, 2004, primarily reflecting the net loss for this nine month period of $17.7 million, which after adjusting for non-cash charges including depreciation and amortization of $604,000, the amortization of deferred stock compensation of $349,000 and the amortization of warrants and an investment premium of $159,000, resulted in a use of cash of $16.6 million. The net loss was the result of funding the clinical trials associated with our lead product candidates, research and development activities and ongoing general and administrative expenses. Net cash used in operating activities also included a decrease in accounts payable and accrued liabilities of $539,000, resulting from a $660,000 decrease in payables associated with manufacturing-related expenses offset in part by a $213,000 increase in payables associated with clinical trial expenses; an increase in prepaid expenses of $207,000 associated with increased directors and officers insurance premiums; and a reduction in deferred revenue of $113,000 as a result of nine months of amortization related to the upfront license fee from Wyeth, offset in part by a reduction in accounts receivable of $300,000 related to the collection of a receivable related to the sale of excess raw materials.

We used approximately $19.7 million of cash for investing activities during the nine months ended September 30, 2004, which consisted of net purchases of short-term investments of $19.3 million and the purchase of laboratory and computer equipment and software of $427,000.

We received net cash of $34.8 million from financing activities during the nine months ended September 30, 2004, which consisted of $34.2 million primarily from the net proceeds from our IPO, including the underwriters’ exercise of the over-allotment option, and an additional $1.5 million we received from a subscription receivable related to the issuance of convertible preferred stock and warrants in connection with our Series E financing in late 2003, offset in part by the repayment of capital lease and debt obligations of $937,000.

Funding Requirements

Our future funding requirements are difficult to determine and will depend on a number of factors, including the timing and costs involved in conducting clinical trials; obtaining regulatory approvals for our product candidates, if ever; the number of new product candidates we may advance into clinical development, future payments received or made under existing or future license or collaboration agreements; our ability and the time and cost it takes for us to develop, if ever, a corporate infrastructure to commercialize our products; the cost of filing, prosecuting and enforcing patent and other intellectual property claims; and the need to acquire additional licenses to or acquire new products or compounds. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business, although none are currently anticipated.

Based upon our current business and operating plans, we believe that our existing cash, cash equivalents and short-term investments of $45.2 million as of September 30, 2004, plus the net proceeds we received from the private placement financing we completed on November 10, 2004, will enable us to operate for a period of approximately 24 months. We currently do not have any commitments for future funding, nor do we anticipate that we will generate revenue from the sale of any products for a number of years. Therefore, in order to meet our anticipated liquidity needs beyond 24 months, we will need to raise additional capital. We expect to continue to fund our operations primarily through the sale of additional common stock or other equity securities and to a lesser extent, strategic collaborations or debt financing. These funds may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our clinical trial or commercialization efforts or obtain funds through collaborative arrangements that may require us to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

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

2004 Financial Guidance

Financial guidance involves a high level of uncertainty and is subject to numerous assumptions and factors. These factors include, but are not limited to, the variability, timing and costs associated with conducting clinical trials and the enrollment rates in such trials, the results of these clinical trials, the funding requirements of preclinical research programs, the cost of filing, prosecuting and enforcing patents or other intellectual property rights, the level of general and administrative expenses needed to develop a corporate infrastructure to support our strategy and the potential that we may enter into new licensing agreements or strategic collaborations in the future. We intend to further update our financial guidance for 2004 upon the announcement of any events that could materially change any prior guidance we may have provided. We currently believe that our financial results for the year ending December 31, 2004 should reflect the following:

     • Total revenue from existing collaboration agreements of approximately $600,000 to $700,000;

     • Total operating expenses of $26 million to $28 million; and

     • Cash, cash equivalents and short-term investments of approximately $83 to $85 million at December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents, and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations and United States government securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not have any foreign currency or other derivative financial instruments and we do not have significant interest rate risk associated with our debt obligations. We generally have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

In addition, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 9, 2004, we closed the sale of five million shares of Common Stock in our initial public offering (the “Offering”), and on July 8, 2004, we closed the sale of an additional 527,000 shares of our Common Stock pursuant to the exercise, by our underwriters, of their over-allotment option. Post-effective Amendment No. 3 to our Registration Statement on Form S-1 (Reg. No. 333-113243), which we filed to register our Common Stock in the Offering, was declared effective by the Securities and Exchange Commission on June 3, 2004. In connection with the exercise of the over-allotment, we received net proceeds of $3.4 million after deducting underwriters’ discounts and commissions of $258,000.

To date, we have not used any of the net proceeds from the Offering for operational purposes, but intend to use the proceeds from the Offering as outlined in our final prospectus. The amount and timing of our expenditures will depend upon a number of factors, including the rate of enrollment in and status of our clinical trials, the advancement of our preclinical product candidates and the timing and extent of hiring new employees. We retain broad discretion as to the ultimate allocation and use of proceeds of the Offering, and may change our intended use at any time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer

(b) Reports on Form 8-K.

(i)	Report on Form 8-K dated July 7, 2004

(ii)	Report on Form 8-K dated August 4, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	INHIBITEX, INC

/s/ Russell H. Plumb

Russell H. Plumb
Vice President, Finance and Administration,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer