Form 10-Q
period 2005-03-31
INHIBITEX INC
filed 2005-05-10
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 0-50772

Inhibitex, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2708737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8997 Westside Parkway
Suite 400
Alpharetta, Georgia 30004

(Address of principal executive offices)
(678) 746-1100
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
As of April 30, 2005, 25,194,418 shares of the Registrant’s Common Stock were outstanding.
Inhibitex®, MSCRAMM®, Veronate®, and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2005 and December 31, 2004	2
	Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2004 and for the Period from Inception (May 13, 1994) through March 31, 2005	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 and for the Period from Inception (May 13, 1994) through March 31, 2005	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures		24
Exhibit Index
Exhibit 31.1 Section 302 Certification of the Chief Executive Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Section 302 Certification of the Chief Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO & CFO

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$38,429,386	$71,580,823
Short-term investments	39,932,666	15,623,887
Prepaid expenses and other current assets	1,012,451	1,082,359
Accounts receivable	541,596	322,019

Total current assets	79,916,099	88,609,088
Property and equipment, net	4,929,448	2,629,987

Total assets	$84,845,547	$91,239,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,349,833	$3,077,636
Accrued expenses	4,504,906	3,587,093
Current portion of notes payable	1,458,333	877,239
Current portion of capital lease obligations	376,836	315,043
Current portion of deferred revenue	191,667	191,667
Other current liabilities	1,125,526	1,000,000

Total current liabilities	11,007,101	9,048,678
Long-term liabilities:
Notes payable, net of current portion	714,259	486,112
Capital lease obligations, net of current portion	509,625	321,190
Deferred revenue, net of current portion	799,998	837,498
Other liabilities, net of current portion	949,111	—

Total long-term liabilities	2,972,993	1,644,800
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2005 and December 31, 2004, respectively; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at March 31, 2005 and December 31, 2004; 25,191,192 and 25,133,327 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	25,191	25,133
Common stock warrants	11,555,968	11,555,968
Additional paid-in capital	173,327,043	173,188,745
Deferred stock compensation	(1,144,911)	(1,269,099)
Deficit accumulated during the development stage	(112,897,838)	(102,955,150)

Total stockholders’ equity	70,865,453	80,545,597

Total liabilities and stockholders’ equity	$84,845,547	$91,239,075

The accompanying notes are an integral part of these condensed financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			Inception
	Three Months Ended March 31,		(May 13, 1994)
			Through
	2005	2004	March 31, 2005

Revenue:
License fees and milestones	$37,500	$37,500	$1,050,000
Collaborative research and development	125,000	125,000	2,624,455
Material transfer revenue	114,631	—	114,631
Grant revenue	—	—	300,000

Total revenue	277,131	162,500	4,089,086
Operating expense:
Research and development	9,129,613	4,037,984	84,168,777
General and administrative	1,408,415	842,511	17,710,993
Amortization of deferred stock compensation	124,188	106,721	773,712

Total operating expense	10,662,216	4,987,216	102,653,482

Loss from operations	(10,385,085)	(4,824,716)	(98,564,396)
Other income, net	—	—	703,042
Interest income, net	442,397	3,148	1,345,579

Net loss	(9,942,688)	(4,821,568)	(96,515,775)
Dividends and accretion to redemption value of redeemable preferred stock	—	(1,601,338)	(16,382,063)

Net loss attributable to common stockholders	$(9,942,688)	$(6,422,906)	$(112,897,838)

Basic and diluted net loss attributable to common stockholders per share	$(0.40)	$(10.74)

Weighted average shares used to compute basic and diluted net loss attributable to common stockholders per share	25,147,579	597,949

The accompanying notes are an integral part of these condensed financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
	Three Months Ended		Inception
	March 31,		(May 13, 1994)
			Through
	2005	2004	March 31, 2005

Cash flows from operating activities:
Net loss	$(9,942,688)	$(4,821,568)	$(96,515,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,514	196,980	3,690,568
Amortization of deferred stock compensation	124,188	106,721	773,712
Loss on sale of equipment	—	—	48,134
Amortization of investment premium or discount	(1,717)	40,995	198,944
Forgiveness of receivables from stockholders	—	—	28,695
Amortization of warrants and discount on debt	—	—	176,477
Stock issued for interest	—	—	126,886
Cumulative effect of change in accounting principle	—	—	99,500
Changes in operating assets and liabilities:
Prepaid expenses and other assets	69,908	(1,764,764)	(1,012,451)
Accounts receivable	(219,577)	286,844	(541,596)
Accounts payable and other current liabilities	1,346,834	(231,826)	5,424,470
Accrued expenses	917,813	(47,200)	4,504,906
Deferred revenue	(37,500)	(37,500)	991,665

Net cash used in operating activities	(7,517,225)	(6,271,318)	(82,005,865)

Cash flows from investing activities:
Purchases of property and equipment	(2,145,624)	(275,450)	(6,330,960)
Purchases of short-term investments	(56,001,384)	(4,931,843)	(103,445,616)
Proceeds from maturities of short-term investments	31,664,319	1,500,000	63,271,499

Net cash used in investing activities	(26,482,689)	(3,707,293)	(46,505,077)

Cash flows from financing activities:
Proceeds from promissory notes, notes payable, and related warrants	1,024,680	—	4,038,172
Payments on promissory notes and capital leases	(344,562)	(309,758)	(3,316,309)
Proceeds from bridge loan and related warrants	—	—	2,220,000
Net proceeds from the issuance of preferred stock and warrants	—	1,499,996	81,788,868
Proceeds from the issuance of common stock, net of issuance costs	168,359	106,348	82,209,597

Net cash provided by financing activities	848,477	1,296,586	166,940,328

Decrease in cash and cash equivalents	(33,151,437)	(8,682,025)	38,429,386
Cash and cash equivalents at beginning of period	71,580,823	26,649,150	—

Cash and cash equivalents at end of period	$38,429,386	$17,967,125	$38,429,386

Supplemental cash flow information:
Interest paid	$232,318	$61,056	$1,013,659
Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	379,351	—	2,337,190
Conversion of bridge loans and interest payable into Series C Preferred Stock	—	—	2,124,576
Preferred stock dividends and accretion of preferred stock to redemption value	—	1,601,338	16,382,063
Unrealized loss on short-term investments	44,089	5,735	44,089
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
The Company has incurred operating losses since inception and expects such losses to continue for the foreseeable future. These losses have largely been the result of research and development expenses related to Veronate, the Company’s lead product candidate, and to a lesser extent, Aurexis, its second product candidate. Veronate is being developed to prevent hospital-associated infections in very low birth weight infants. Aurexis is being developed to treat, in combination with antibiotics, serious, life-threatening Staphylococcus aureus (S. aureus) infections in hospitalized patients. Both Veronate and Aurexis are currently being evaluated in clinical trials. The Company plans to continue to finance its operations with equity and/or debt financings or proceeds from potential future partnerships. The Company’s ability to continue its operations is dependent, in the near term, upon the successful execution of such financings and ultimately upon achieving profitable operations. There can be no assurance that funds will be available on terms acceptable to the Company or that the Company will become profitable.

2.	Summary of Significant Accounting Policies
Basis of Presentation — The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Inhibitex’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying interim financial statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission (SEC) on March 28, 2005. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of future results for the year ending December 31, 2005.
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
Cash, Cash Equivalents and Short-Term Investments. Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less when purchased. Cash equivalents are carried at cost, which approximates their fair market value. Investments with original maturities beyond 90 days when purchased are considered to be short-term investments. These investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS No. 115”), Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). The Company is required to maintain a cash balance on deposit with a commercial bank equal to two times the loan balance it has with that bank pursuant to a loan and security agreement.

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
The Company has classified its entire investment portfolio as available-for-sale. These securities are recorded as either cash equivalents or short-term investments. Short-term investments are carried at estimated fair value based upon quoted market prices with unrealized gains and losses, if any, reported in other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest, net. Realized gains and losses are included in and other income, net. The cost basis of all securities sold is based on the specific identification method.
Available-for-sale securities as of March 31, 2005 and 2004 consisted of commercial paper, government agency obligations, corporate bonds, and money-market funds.
Property and Equipment, Net. Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives of the related assets:

Asset	Estimated Life

Computer software and equipment	3 years
Furniture and fixtures	7 years
Laboratory equipment	5 years
Leasehold improvements	Lesser of estimated useful life or life of lease
The Company also capitalizes costs related to computer software developed for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized in other income, net. Expenditures for repairs and maintenance are charged to expense as incurred.
Revenue Recognition. To date, the Company has not generated any revenues from the sale of products. Revenues relate to fees recovered for licensed technology, material transfers, collaborative research and development agreements, and a grant awarded to the Company by the FDA’s Office of Orphan Products Development. The Company follows the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SAB No. 104 Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”). Accordingly, up-front, non-refundable license fees under agreements where the Company has an ongoing research and development commitment are amortized, on a straight-line basis, over the term of such commitment. Revenues received for ongoing research and development activities under collaborative or material transfer arrangements are recognized as these activities are performed pursuant to the terms of the related agreements. Any amounts received in advance of performance are recorded as deferred revenue until earned. Revenue related to grant awards is recognized as related research and development expenses are incurred.
Accrued Expenses. As part of the process of preparing its financial statements, management is required to estimate expenses that the Company has incurred but for which it has not been invoiced. This process involves identifying and estimating the level of services that have been performed on the Company’s behalf by third parties and the associated cost incurred for such services as of each balance sheet date. Examples of expenses for which the Company accrues based on estimates include fees for services, such as those provided by clinical research and data management organizations, investigators and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. In connection with such service fees, these estimates are most affected by management’s understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. Management

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
makes these estimates based upon the facts and circumstances known to it at the time and in accordance with accounting principles generally accepted in the United States.
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
The Company recorded deferred stock compensation of $0 and $650,288 for the three months period ended March 31, 2005 and 2004, respectively, which represents the difference between the exercise price per share and the fair value at the respective grant dates for options granted in the respective quarters. Deferred stock compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, which for employees is generally four years. The amortization of deferred stock compensation related to stock options granted to the Company’s employees and directors was $124,188 and $106,721 for the three months ended March 31, 2005 and 2004, respectively. The expected future amortization of deferred stock compensation related to the options granted in 2003 and 2004 is $496,755, $473,637, $262,762 and $35,247 for the years ended December 31, 2005, 2006, 2007 and 2008, respectively.
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

	Three Months Ended March 31,

	2005	2004

Net loss attributable to common stockholders — as reported	$(9,942,688)	$(6,422,906)
Add: Amortization of deferred stock compensation included in net loss — as reported	124,188	106,721
Deduct: Stock compensation expense determined under fair value method	(480,111)	(214,350)

Net loss attributable to common stockholders — pro forma	$(10,298,611)	$(6,530,535)

Net loss attributable to common stockholders per share (basic and diluted):
As reported	$(0.40)	$(10.74)

Pro forma	$(0.41)	$(10.92)

The fair value of each stock option was estimated at the date of grant using the Black-Scholes method with the following assumptions:

	Three Months
	Ended March 31,

	2005	2004

Risk-free interest rate	3.71%	3.05%
Dividend yield	—	—
Volatility factors	.50	.43
Expected life of options (years)	4.0	4.0
Weighted average fair value of options granted	$3.89	$2.03
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
Concentrations of Credit Risk and Limited Suppliers. Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company believes that it has established the guidelines for investment of its excess cash that maintains principal and liquidity through its policies on diversification and investment maturity.
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
Research and Development Expense. Research and development expense include costs incurred in the discovery, development, and manufacturing of the Company’s product candidates. These expenses consist primarily of (i) fees paid to third-party service providers to perform its clinical trials and to monitor and

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
accumulate data related to the trials, (ii) costs related to obtaining patents and license and research agreements, (iii) the costs to procure and manufacture materials used in clinical trials, and (iv) salaries and related expenses for personnel. These costs are charged to expense as incurred.
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
Comprehensive Loss. The Company has adopted the provisions of SFAS No. 130, Comprehensive Income, (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive loss and its components for general purpose financial statements. For all periods presented, there were no significant differences between net loss and comprehensive loss.
Reclassifications. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.
Lease Accounting. The Company has adopted the provisions of SFAS No. 13, Accounting for Leases and the additional guidance from the Securities Exchange Commission on lease accounting issued on February 7, 2005. In December 2003, the Company entered into an agreement to lease a new 51,000 square foot research and office facility to be built to its specifications. As of January, 2005 the Company took possession of, or controls the physical use of the property. The Company estimates that these expenses including minimum rent payments and the amortization of leasehold improvements paid by the lessor will approximate $1.0 million per year on average under this lease. Under SFAS No. 13, allowances for tenant improvements paid by the lessor pursuant to the lease are recorded as leasehold improvements and as a discount to rent expense and are amortized over the lesser of estimated useful life or term of the lease. The unamortized balance of the discount to rent expense is classified as other liabilities.
Recent Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123 (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosures is no longer an alternative. The Company must adopt SFAS No. 123(R) no later than the beginning of its first fiscal year beginning after June 15, 2005, and expects to adopt SFAS No. 123(R) on January 1, 2006, which could have a material effect on its results of operations.
Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and has yet to determine which acceptable valuation model it will implement for adoption of SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to award granted, modified or settled after the adoption date), compensation cost for some previously granted stock options that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R) beginning in 2006. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
income and earnings per share set forth above in this note. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce reported net operating cash flows and increase reported net financing cash flows in periods after adoption.

3.	Net Loss Per Share
The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC SAB No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents then outstanding. Common stock equivalents consist of common shares issuable upon the conversion of preferred stock and upon the exercise of stock options, and the conversion of preferred stock upon the exercise of warrants. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since common stock equivalents are excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The unaudited pro forma net loss per share attributable to common stockholders and the shares used to compute basic and diluted pro forma net loss per share attributable to common stockholders are calculated assuming all of the Company’s outstanding preferred stock was converted into common stock as of its date of issuance and the conversion of all cumulative preferred stock dividends as of the date they were accrued. This calculation excludes the assumed issuance of shares of common stock subject to the mandatory cashless exercise of warrants that were outstanding at March 31, 2005 and March 31, 2004.
The following table sets forth the computation of historical and pro forma basic and diluted net loss attributable to common stockholders per share:

	Three Months Ended March 31,

	2005	2004

Historical
Numerator:
Net loss attributable to common stockholders	$(9,942,688)	$(6,422,906)

Denominator:
Weighted average common shares outstanding	25,147,579	597,949

Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(10.74)

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)
The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above calculations as the effect of their inclusion was anti-dilutive.

	March 31,

	2005	2004

Redeemable convertible preferred stock and related dividends	—	11,737,674
Common stock options	2,057,999	1,376,854
Warrants	3,800,143	1,838,118
Convertible preferred stock	—	90,758

Total	5,858,142	15,043,404

4.     Notes Payable
In December 2004, we entered into a loan agreement with a local development authority under which we can borrow up to $2.5 million, interest free, for laboratory-related leasehold improvements at our new research and headquarters facility. We expect to occupy this new facility and borrow the full $2.5 million available under this loan by the end of the second quarter of 2005. At March 31, 2005 and December 31, 2004, $1.0 million and $0 was outstanding under this loan agreement, respectively. The loan is interest free and equal principal payments are due quarterly, beginning in the first quarter after we occupy the facility, over the three year term of the loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

•	potential future revenue from collaborative research agreements;

•	our ability to successfully commercialize our product candidates and generate product-related revenue in the future;

•	the potential volatility of our quarterly and annual operating results;

•	the anticipated length of time to fully enroll and generate data from our Phase III Veronate trial;

•	our intention to proceed to a larger Phase II clinical trial of Aurexis in patients with S. Aureus bloodstream infections and the timing, design and size of such clinical trial;

•	the anticipated time frame to generate data from our Phase I Aurexis clinical trials;

•	the number of patients we intend to enroll in a Phase II clinical trial of Aurexis in cystic fibrosis patients;

•	our plans to establish a specialized hospital-based sales force and commercialize our product candidates, particularly Veronate, in the United States;

•	expected increases in our research and development expenses, general and administrative expenses and operating losses in the future;

•	our expected future amortization of deferred stock compensation;

•	the amount, and when, we expect to borrow under a loan agreement with a local development authority;

•	when we expect to adopt SFAS No. 123(R) and the potential impact that adoption of SFAS No. 123(R) may have on our future results of operations and reported cash flows;

•	our future financing requirements and how we plan to fund them;

•	the number of months that our current cash, cash equivalents, short-term investments and our borrowing capacity under existing arrangements will allow us to operate;

•	the timing of our occupancy into a new facility; and

•	anticipated financial results, including revenues, operating expenses and ending cash, cash equivalents and short-term investments for our fiscal year ending on December 31, 2005.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: that preceding preclinical and clinical results related to our antibody-based products, including Veronate and Aurexis, are not reflective of future results; Wyeth terminating our license and collaborative research agreement; the rate at which investigators recruit patients into our various clinical trials; our ongoing or future clinical trials not demonstrating the appropriate safety and efficacy of our product candidates our ability to successfully develop current and future product candidates either independently or in collaboration with our business partners; our ability to secure and our use of third-party clinical research organizations, raw material suppliers and contract manufacturers, who may not fulfill their contractual obligations or otherwise perform satisfactorily in the future; manufacturing and maintaining sufficient quantities of clinical trial material on hand to complete our clinical trials; our failure to obtain regulatory approval to continue our clinical trials or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others; our collaborators do not fulfill their obligations under our agreements with them in the future; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in related governmental laws and regulations; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of our annual report filed on Form 10-K with the Securities and Exchange Commission on March 28, 2005.
There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein that have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business and financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company committed to the discovery, development and commercialization of antibody-based products for the prevention and treatment of serious bacterial and fungal infections. We currently have two product candidates in late-stage clinical development. Veronate, our lead product candidate, is the subject of a 2,000 patient Phase III clinical trial, for which we initiated enrollment in May 2004. We are developing Veronate for the prevention of hospital-associated infections in premature, very low birth weight, or VLBW, infants. In February 2004, we completed a 512 patient Phase II clinical trial of Veronate. Veronate has been granted Fast Track and Orphan Drug status by the FDA. For our second product candidate, Aurexis, we completed a 60 patient Phase II clinical trial as a first-line therapy, in combination with antibiotics, to treat serious, life-threatening Staphylococcus aureus, or S. aureus, bloodstream infections in hospitalized patients in May 2005. Aurexis is also currently being evaluated in several other clinical trials. In addition, we have three preclinical product candidates that are being developed to prevent and treat serious infections.
We are a development stage company that has generated significant losses since our inception in May 1994. We expect to incur substantial losses for at least the next several years as we plan to continue the development of our product candidates, particularly Veronate and Aurexis, continue our other research and development activities and establish a commercial infrastructure. We currently do not have any commercialization capabilities, and it is possible that we may never successfully commercialize any of our product candidates.
To date, we have devoted substantially all of our efforts towards research and development activities related to the research and development of our product candidates, which are based on our expertise in MSCRAMM proteins. As of March 31, 2005 we had an accumulated deficit of $112.9 million, which includes non-cash expenses of $16.4 million related to the accrual of cumulative preferred stock dividends and the accretion to the redemption value of redeemable convertible preferred stock and $774,000 related to the amortization of deferred stock compensation. We anticipate that our quarterly and annual results of operations will fluctuate from period to period due to several factors, including progress made in our clinical trial and research and development efforts, the timing and outcome of regulatory approvals, if any, and payments made or received pursuant to existing or future licensing or collaboration agreements. Therefore, meaningful predictions of our future operations are difficult to make.

Recent Developments
In May 2005, we announced that the independent Data Safety Monitoring Board (DSMB) responsible for reviewing the Phase III Veronate clinical trial met as scheduled after we had enrolled 1,000 patients in that trial and unanimously agreed that the trial should proceed as designed without modification. We continue to qualify and initiate clinical sites for our Phase III trial of Veronate for the prevention of hospital-associated infections in very low birth weight, or VLBW, infants. We have qualified and initiated 90 sites, 79 of which have enrolled at least one patient. As of April 30, 2005, we had enrolled over 1,100 patients in this trial. We continue to anticipate that this trial will be fully enrolled in the fourth quarter of 2005, with data available in the second quarter of 2006.
In May 2005, we completed a 60-patient Phase II trial of Aurexis for the treatment, in combination with antibiotics, of S. aureus bloodstream infections in hospitalized patients. Favorable results were observed in the primary composite endpoint of mortality, relapse rate and infection-related complications, and a number of secondary endpoints, including the progression in the severity of sepsis and days in the intensive care unit. Based on the results of this trial, our intention is to advance Aurexis into an appropriately powered, follow-on Phase II trial in this indication near the end of 2005. The patient group that also received Aurexis experienced a lower incidence of mortality or other severe complications, as measured by the primary end point. Four patients in the group that received antibiotics alone met the primary composite endpoint, compared with two in the group that also received Aurexis. More specifically, there were four deaths in the group that received antibiotics alone; in the group that also received Aurexis there was one death and one relapse of infection. The other primary objectives of the study were pharmacokinetics (PK) and safety. The PK profile indicated that the plasma levels of Aurexis were lower than those observed in healthy subjects in an earlier Phase I trial. Comparison of the number of adverse events and laboratory values between the groups demonstrated that Aurexis was generally safe and well tolerated in this patient population. Two serious adverse events were considered possibly related to Aurexis by study investigators; however a review by an independent DSMB found no serious safety issues. Among the secondary endpoints, progression in severity of sepsis was observed in four patients in the group that received antibiotics alone and none in the group that also received Aurexis. Total hospital days were similar for both groups of patients; however, of those patients admitted to the intensive care unit (ICU), the median duration of stay in the ICU was seven days for patients that received antibiotics alone compared to three days for patients that also received Aurexis. The trial was a randomized, placebo-controlled, double-blind study of 60 patients with documented S. aureus bloodstream infections. Patients were randomized to one of two arms; standard of care antibiotic therapy plus placebo or standard of care antibiotic therapy plus a single dose of Aurexis, a humanized monoclonal antibody. The primary endpoints included safety, pharmacokinetics and a composite endpoint of biological activity that included mortality, relapse rate and infection-related complications. Secondary endpoints of the trial included sepsis progression, health care utilization and the number of days patients had fever and whose blood cultures were positive. The patients were followed for 56 days. The trial was not powered to show statistically significant differences in the primary or secondary endpoints between the groups. The study was conducted at 12 leading infectious disease hospitals within the U.S.
In December 2004, we commenced an eight-patient Phase I clinical trial of Aurexis in end-stage renal disease patients on hemodialysis. This trial has also been completed and we expect the related data will be available before the end of May 2005.
In March 2005, we indicated our intention to initiate a 30 patient, Phase II clinical trial of Aurexis in patients with cystic fibrosis who are chronically colonized with S. aureus. We intend to enroll 30 patients with cystic fibrosis from ages seven years and up, at a single center. Two doses of Aurexis are being tested for safety, pharmacokinetics, and its potential impact on S. aureus bacterial load and pulmonary inflammation. We expect to initiate enrollment in this trial in the near future.

Critical Accounting Policies and Estimates
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
Revenue Recognition. We recognize revenue under licensing and other collaborative research and development agreements as we perform services or meet contractual obligations. Accordingly, up-front, non-refundable license fees under agreements where we have an ongoing research and development commitment are amortized, on a straight-line basis, over the term of our ongoing obligations under the agreement. Revenues received for ongoing research and development activities under collaborative arrangements or material transfer agreements are recognized as the research and development activities are performed pursuant to the terms of the related agreements. In the event we receive milestone payments in the future, we will recognize such payments when all of the terms of such milestone are achieved. Our revenue recognition policies are in compliance with the Securities and Exchange Commission’s, or SEC’s, Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables.
Accrued Expenses. The preparation of our financial statements requires us to estimate expenses that we believe we have incurred, but for which we have not yet received invoices from our vendors. This process involves identifying and estimating the level of services and activities that have been performed by third-party vendors on our behalf and the associated cost incurred for such service as of each balance sheet date. Examples of expenses for which we accrue based on estimates include fees for services, such as those provided by certain clinical research and data management organizations and investigators in conjunction with clinical trials and fees owed to contract manufacturers in conjunction with the manufacture of materials for our clinical trials. In order to estimate costs incurred to date, but not yet invoiced, we analyze the progress of the clinical trial and related activities, invoices received and budgeted costs when evaluating the adequacy of the accrued liability for these related costs. We make these estimates based upon the facts and circumstances known to us at the time and in accordance with generally accepted accounting principles.
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

Prior to our initial public offering in June 2004, the determination of the fair value of our common stock for purposes of stock option grants involved significant judgment on our part because our shares were not publicly traded. In determining the fair value of our common stock from time to time, our board of directors considered the price at which we sold shares of convertible preferred stock to investors, comparative values of public companies discounted for the risk and limited liquidity provided for in the shares we have issued, prior valuations of our common stock and the impact of events or milestones that had occurred since. As a publicly-held company, the determination of the fair market value of our common stock is based upon its trading price.
Financial Operations Overview
Revenue. Since our inception, we have not generated any revenue from the sale of products and do not expect product-related revenues until we obtain regulatory approval for and commercialize a product candidate. Currently, our revenues represent the amortization of an up-front license fee and quarterly research and development support payments we have received in connection with a license and collaboration agreement with Wyeth, and from time to time, grant revenue and proceeds from material transfer agreements and research activities not covered by a license or collaboration agreement. If our development efforts result in regulatory approval and the successful commercialization of any of our product candidates, we expect the majority of our future revenues will result from product sales. In addition, in the future we may generate revenues from up-front or milestone payments in connection with collaborative or strategic relationships and royalties resulting from the licensing of our intellectual property.
Research and Development Expense. Research and development expense consists of the expenses incurred in discovering, developing, testing and manufacturing our product candidates. These costs consist primarily of professional fees paid to third-party service providers in conjunction with treating patients enrolled in our clinical trials and monitoring, accumulating and evaluating the related data, salaries and personnel-related expenses, the cost of raw materials, contract manufacturing services, supplies used in clinical trials and research and development activities, consulting, license and sponsored research fees paid to third parties, and facilities costs. We charge all research and development expenses to operations as incurred. We expect our research and development costs to increase in the future. In the near-term, we expect to expend a greater portion of our resources on the development of our two most advanced product candidates, Veronate and Aurexis, than on the development of our preclinical product candidates due to the number of patients we expect to enroll in the clinical trials for these product candidates and the related cost of manufacturing clinical trial materials. Due to the progress and timing of clinical trials, such expenditures are likely to be uneven in future periods. Although we are currently focused primarily on advancing Veronate through its ongoing Phase III clinical trial, and Aurexis through Phase I and Phase II clinical trials, we will make determinations as to how much funding to direct to these programs on an on-going basis in response to their scientific, clinical and regulatory success. From inception through March 31, 2005, we have incurred approximately $84.2 million in research and development expenses.
The successful development of our product candidates is highly uncertain. We cannot reasonably estimate the nature, timing and cost of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

The failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position, and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth in the “Risk Factors” section of our annual report filed on Form 10-K with the Securities and Exchange Commission on March 28, 2005.
General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, business development and human resource functions. Other significant costs include professional fees for legal, accounting, market research and other consulting services, as well as premiums for directors and officers insurance. We expect our general and administrative expenses to increase as we add personnel, continue to comply with the reporting obligations and regulations applicable to publicly-held companies and establish an infrastructure in anticipation of the commercialization of our product candidates, particularly Veronate. From inception through March 31, 2005, we have incurred approximately $17.7 million in general and administrative expenses.
Deferred Stock Compensation. Deferred stock compensation for stock options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise price. This amount is recorded as a reduction of stockholders’ equity and is being amortized on the straight-line basis over the related vesting period, which is generally four years. As of March 31, 2005, we had approximately $1.1 million of deferred stock compensation that will be amortized over the remaining vesting periods of the related stock options.
Interest Income (Expense), net. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest incurred on capital leases and notes payable.
Other Income (Expense), net. Other income and (expense) has historically consisted of the proceeds from the sale of excess raw materials and the gain or loss on the disposal of equipment.
Results of Operations
Three Months Ended March 31, 2005 and 2004
Revenue. Revenue increased to $277,000 for the three months ended March 31, 2005 from $163,000 for the same period in 2004. This increase of $114,000, or 71%, resulted from proceeds from a material transfer agreement that did not exist in 2004. Under this agreement we sold certain biological material to a third party for research purposes. We do not expect additional revenue from this agreement in the future. Ongoing revenue consists of quarterly collaborative research and development support fees and license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that support the program.
Research and Development Expense. Research and development expense increased to $9.1 million during the three months ended March 31, 2005 from $4.0 million for the same period in 2004. The increase of $5.1 million or 126%, resulted from a $2.9 million increase in clinical costs, a $2.0 million increase in costs related to the manufacturing of clinical trial material, a $0.3 million increase in personnel-related salaries and expenses and a $0.2 million increase in depreciation and facility-related expenses, offset in part by a $0.3 million reduction in license fees and other expenses. Clinical trial costs related to the ongoing Veronate Phase III clinical trial increased by $2.7 million due to 340 patients being enrolled during the three-month period ended March 31, 2005 as compared to no patients being enrolled as of March 31, 2004. In addition, clinical trial costs for the Aurexis program increased by $0.2 million primarily related to costs associated with the completion of the 60 patient Phase II trial and other costs associated with the other Phase I and Phase II trials. Manufacturing costs increased by $1.2 million due to the manufacturing of a large scale run of clinical trial material for Aurexis and by $0.8 million due to the manufacturing of one lot of clinical trial material for the Veronate Phase III trial during the first quarter of 2005. Personnel-

related salaries and expenses increased due to the hiring of additional personnel needed to support the Company’s clinical trials, and increased salaries. Facility-related costs and depreciation increased due to rent expense recorded in the first quarter of 2005 associated with the Company’s new facility. License fees and other expenses decreased as a result of a one-time license fee paid in the three months ended March 31, 2004 that was not paid in 2005.
The following table summarizes the components of our research and development expense for the three months ended March 31, 2005 and 2004.

	Three Months
	Ended March 31,

	2005	2004

	(In thousands)
Clinical and manufacturing-related expense	$6,338	$1,431
Personnel-related salaries and expenses	1,726	1,449
License fees and other expense	538	800
Depreciation and facility-related expense	528	358

Total research and development expense	$9,130	$4,038

General and Administrative Expense. General and administrative expense increased to $1.4 million for the three months ended March 31, 2005 from $0.8 million for the same period in 2004. The increase of $0.6 million, or 67%, was primarily the result of $0.4 million in additional costs incurred in 2005 as a result of the Company becoming publicly-traded in June 2004. These additional costs included consulting and professional fees related to investor relations, the implementation of Sarbanes-Oxley Act regulations, recruiting and compensating members of the Company’s Board of Directors, and directors’ and officers’ insurance premiums. In addition, personnel-related salaries and expenses increased by $0.2 million due to the hiring of additional personnel and increased salaries.
Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased to $124,000 for the three months ended March 31, 2005 from $107,000 for the comparable quarter in 2004. This increase of $17,000, or 16%, was the result of the full quarter effect of deferred stock compensation recorded from January 2004 through May 2004. Of the amortization expense for the three months ended March 31, 2005, $66,000 related to employees in general and administrative positions while $58,000 related to employees engaged in research and development activities. Of the amortization expense for the three months ended March 31, 2004, $64,000 related to employees in general and administrative positions while $42,000 related to employees engaged in research and development activities.
Interest Income, net. Interest and other income (expense), net, increased to $442,000 for the three months ended March 31, 2005 from $3,000 for the comparable quarter in 2004. This increase of $439,000 was the result of an increase in interest income of $421,000, which was principally due to significantly higher average cash balances and higher interest rates in the first quarter of 2005 as compared to the same quarter in 2004. In addition interest expense decreased by $18,000 as a result of lower loan balances outstanding under the credit facility we entered into in June 2003.
Dividends and Accretion to Redemption Value of Redeemable Preferred Stock. Dividends on preferred stock and accretion to redemption value of redeemable preferred stock decreased to zero for the three months ended March 31, 2005 from $1.6 million for the same period in 2004. The decrease was due to the elimination of $1.6 million in dividends and accretion to redemption value of preferred stock recorded in the first quarter of 2004 through June 9, 2004. As of June 9, 2004, the closing date of our IPO, all the related redeemable preferred stock was converted to common stock. No dividends or accretion to redemption value were recorded after that date.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception in May 1994 through March 31, 2005, we have funded our operations primarily with $173.2 million in gross proceeds raised from a series of five private equity financings, our IPO in June 2004, and a private placement, or PIPE financing in November 2004. From inception through March 31, 2005, we have also borrowed a total of $6.4 million under several notes payable, a credit facility with a commercial bank, a local development authority, and capital leases, and have received approximately $6.1 million in license fees, collaborative research payments, material transfers, and grants, of which $1.0 million is recorded as deferred revenue as of March 31, 2005.
At March 31, 2005, our cash, cash equivalents and short-term investments totaled $78.4 million and we held no investments with a maturity greater than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of government agency securities, high-grade corporate bonds, asset-backed securities, commercial paper and money market accounts.
In December 2004, we entered into a loan agreement with a local development authority under which we can borrow up to $2.5 million, for laboratory-related leasehold improvements at our new research and headquarters facility. We expect to occupy this new facility and borrow the full $2.5 million available under this loan by the end of the second quarter of 2005. At March 31, 2005 and December 31, 2004, $1.0 million and $0 was outstanding under this loan agreement, respectively. The loan is interest free and equal principal payments are due quarterly, beginning in the first quarter after we occupy the facility, over the three year term of the loan.
Cash Flows
For the three months ended March 31, 2005, cash, cash equivalents, and short-term investments decreased by $8.8 million, from $87.2 million to $78.4 million. The decrease resulted from the use of cash for operating activities, capital expenditures and the repayment of capital lease obligations and notes payable.
Net cash used in operating activities was $7.5 million for the three months ended March 31, 2005, primarily reflecting the net loss for the three month period of $9.9 million, which was offset in part by non-cash charges of $0.3 million and a net increase in current liabilities over current assets of $2.1 million. The net loss was the result of funding of clinical trials associated with Veronate and Aurexis, research and development activities and ongoing general and administrative expenses. The net increase in current liabilities over current assets reflected an increase in accounts payable and accrued liabilities of $2.3 million resulting from an increase in accounts payable associated with manufacturing-related expenses, clinical trial expenses, and the development of our new facilities, and an increase in accrued expenses associated with clinical trial expenses, manufacturing-related expenses, personnel-related expenses, and filing expenses related to our PIPE financing. This was offset in part by an increase in accounts receivable and prepaid expenses of $0.2 million associated with revenue earned under a material transfer agreement and interest receivable from our short-term investments.
We used approximately $26.5 million of cash for investing activities during the three months ended March 31, 2005, which consisted of net purchases of short-term investments of $24.4 million and the purchase of laboratory and computer equipment and software of $2.1 million related to our new facility.
We received net cash of $0.8 million from financing activities during the three months ended March 31, 2005, which consisted of proceeds of $1.0 million borrowed under a loan agreement with a local development authority, and $0.2 million from the issuance of common stock related to the exercise of warrants and stock options, offset in part by payments on our capital leases and notes payable of $0.4 million.

Funding Requirements
Our future funding requirements are difficult to determine and will depend on a number of factors, including the timing and costs involved in conducting clinical trials; obtaining regulatory approvals for our product candidates, if ever; the number of new product candidates we may advance into clinical development, future payments received or made under existing or future license or collaboration agreements, our ability and the time and cost it takes for us to develop, if ever, a corporate infrastructure to commercialize our products, the cost of filing, prosecuting and enforcing patent and other intellectual property claims, and the need to acquire additional licenses to or acquire new products or compounds. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business, although none are currently anticipated.
Based upon our current business and operating plans, we believe that our existing cash, cash equivalents and short-term investments of $78.4 million as of March 31, 2005, plus remaining borrowing capacity under an existing loan agreement and a capital lease arrangement, will enable us to operate for a period of approximately 18 months. Except for the remaining borrowing capacity referred to above, we currently do not have any commitments for future funding, nor do we anticipate that we will generate revenue from the sale of any products for a number of years. Therefore, in order to meet our anticipated liquidity needs beyond 18 months, we will need to raise additional capital. We expect to continue to fund our operations primarily through the sale of additional common stock or other equity securities and to a lesser extent, strategic collaborations and additional debt financing. These funds may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our clinical trial or commercialization efforts or obtain funds through collaborative arrangements that may require us to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
2005 Financial Guidance
Financial guidance involves a high level of uncertainty and is subject to numerous assumptions and factors. These factors include, but are not limited to, the variability, timing and costs associated with conducting clinical trials, the enrollment rates in such trials, the results of these clinical trials, the manufacturing of the related clinical trial materials, the funding requirements of preclinical research programs, the cost of filing, prosecuting and enforcing patents or other intellectual property rights, the level of general and administrative expenses needed to support our business strategy and the potential that we may enter into new licensing agreements or strategic collaborations in the future. We currently anticipate that, as of March 31, 2005, our financial results for the fiscal year ending December 31, 2005 should reflect the following:

•	Total revenue from existing agreements of approximately $700,000 to $800,000;

•	total operating expenses of approximately $47 to $49 million; and

•	cash, cash equivalents and short-term investments in the amount of approximately $35 to $37 million at December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents, and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations, and United States government agency securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not have any foreign currency or other derivative financial instruments and we do not have significant interest rate risk associated with our debt obligations. We have the ability to hold any of our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 5.	Other Information
(a) In December 2004, we entered into a loan agreement with a local development authority under which we can borrow up to $2.5 million, interest free, for laboratory-related leasehold improvements at our new research and headquarters facility. We expect to occupy this new facility and borrow the full $2.5 million available under this loan by the end of the second quarter of 2005. At March 31, 2005 and December 31, 2004, $1.0 million and $0 was outstanding under this loan agreement, respectively. The loan is interest free and equal principal payments are due quarterly, beginning in the first quarter after we occupy the facility, over the three year term of the loan.

Item 6.	Exhibits
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification of the Chief Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INHIBITEX, INC

/s/ Russell H. Plumb

Russell H. Plumb
Vice President, Finance and Administration,
Chief Financial Officer
Date: May 10, 2005

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and the Chief Financial Officer