Form 10-Q
period 2005-06-30
INHIBITEX INC
filed 2005-08-15
CIK 1274913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 0-50772
INHIBITEX, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2708737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9005 Westside Parkway
Alpharetta, Georgia 30004
(Address of principal executive offices)
(678) 746-1100
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of August 7, 2005, 25,205,384 shares of the Registrant’s Common Stock were outstanding.

PAGE
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2005 and December 31, 2004	3
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004 and for the Period from Inception (May 13, 1994) through June 30, 2005	4
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 and for the Period from Inception (May 13, 1994) through June 30, 2005	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II – OTHER INFORMATION
Item 4. Submission of matters to a vote	23
Item 6. Exhibits	23
Signatures	24
Exhibit Index
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
PART I
FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$26,275,755	$71,580,823
Short-term investments	39,650,942	15,623,887
Prepaid expenses and other current assets	1,848,910	1,082,359
Accounts receivable	192,178	322,019

Total current assets	67,967,785	88,609,088
Property and equipment, net	7,649,820	2,629,987

Total assets	$75,617,605	$91,239,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,132,137	$3,077,636
Accrued expenses	5,330,195	3,587,093
Current portion of notes payable	1,480,670	877,239
Current portion of capital lease obligations	570,739	315,043
Current portion of deferred revenue	191,667	191,667
Other current liabilities	1,192,359	1,000,000

Total current liabilities	9,897,767	9,048,678
Long-term liabilities:
Notes payable, net of current portion	1,622,087	486,112
Capital lease obligations, net of current portion	1,065,696	321,190
Deferred revenue, net of current portion	762,498	837,498
Other liabilities, net of current portion	1,323,437	—

Total long-term liabilities	4,773,718	1,644,800
Total liabilities	14,671,485	10,693,478
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2005 and December 31, 2004; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at June 30, 2005 and December 31, 2004; 25,203,583 and 25,133,327 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	25,204	25,133
Common stock warrants	11,555,968	11,555,968
Additional paid-in capital	173,353,502	173,188,745
Deferred stock compensation	(1,020,723)	(1,269,099)
Deficit accumulated during the development stage	(122,967,831)	(102,955,150)

Total stockholders’ equity	60,946,120	80,545,597

Total liabilities and stockholders’ equity	$75,617,605	$91,239,075

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS
INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Period from
					Inception
	Three Months Ended		Six Months Ended		(May 13, 1994)
	June 30,		June 30,		Through
	2005	2004	2005	2004	June 30, 2005
Revenue:
License fees and milestones	$37,500	$37,500	$75,000	$75,000	$1,087,500
Collaborative research and development	125,000	125,000	250,000	250,000	2,749,455
Grants and other revenue	6,020	—	120,651	—	420,651

Total revenue	168,520	162,500	445,651	325,000	4,257,606
Operating expense:
Research and development	8,781,635	6,061,771	17,911,248	10,099,756	92,950,412
General and administrative	1,818,912	818,937	3,227,327	1,661,448	19,529,905
Amortization of deferred stock compensation	124,188	118,193	248,376	224,913	897,900

Total operating expense	10,724,735	6,998,901	21,386,951	11,986,117	113,378,217

Loss from operations	(10,556,215)	(6,836,401)	(20,941,300)	(11,661,117)	(109,120,611)
Other income, net	—	14,050	—	14,050	703,042
Interest income (expense), net	486,222	10,255	928,619	13,403	1,831,801

Net loss	(10,069,993)	(6,812,096)	(20,012,681)	(11,633,664)	(106,585,768)
Dividends and accretion to redemption value of redeemable preferred stock	—	(1,221,822)	—	(2,823,160)	(16,382,063)

Net loss attributable to common stockholders	$(10,069,993)	$(8,033,918)	$(20,012,681)	$(14,456,824)	$(122,967,831)

Basic and diluted net loss attributable to common stockholders per share	$(0.40)	$(1.72)	$(0.80)	$(5.49)

Weighted average shares used to compute basic and diluted net loss attributable to common stockholders per share	25,198,094	4,669,950	25,172,976	2,633,918

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			Inception
			(May 13, 1994)
	Six Months Ended		Through
	June 30,		June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(20,012,681)	$(11,633,664)	$(106,585,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543,244	397,532	4,008,298
Amortization of deferred stock compensation	248,376	224,913	897,900
Loss on sale of equipment	1,222	—	49,356
Amortization of investment premium or discount	35,416	77,962	236,077
Forgiveness of receivables from stockholders	—	—	28,695
Amortization of warrants and discount on debt	—	53,685	176,477
Stock issued for interest	—	2,310	126,886
Cumulative effect of change in accounting principle	—	—	99,500
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(766,551)	(574,101)	(1,848,910)
Accounts receivable	129,841	289,498	(192,178)
Accounts payable and other liabilities	(429,703)	(187,645)	3,647,933
Accrued expenses	1,743,102	(206,097)	5,330,195
Deferred revenue	(75,000)	(75,000)	954,165

Net cash used in operating activities	(18,582,734)	(11,630,607)	(93,071,374)

Cash flows from investing activities:
Purchases of property and equipment	(4,308,739)	(203,816)	(8,494,075)
Purchases of short-term investments	(83,265,972)	(17,117,359)	(130,710,204)
Proceeds from maturities of short-term investments	59,182,073	5,600,000	90,789,253

Net cash used in investing activities	(28,392,638)	(11,721,175)	(48,415,026)

Cash flows from financing activities:
Proceeds from promissory notes and related warrants	2,177,642	—	5,191,134
Payments on promissory notes and capital leases	(693,594)	(618,917)	(3,665,341)
Proceeds from bridge loan and related warrants	—	—	2,220,000
Net proceeds from the issuance of preferred stock and warrants	—	1,517,997	81,788,868
Proceeds from the issuance of common stock, net of issuance costs	186,256	30,785,766	82,227,494

Net cash provided by financing activities	1,670,304	31,684,846	167,762,155

(Decrease) increase in cash and cash equivalents	(45,305,068)	8,333,064	26,275,755
Cash and cash equivalents at beginning of period	71,580,823	26,649,150	—

Cash and cash equivalents at end of period	$26,275,755	$34,982,214	$26,275,755

Supplemental cash flow information:
Interest paid	$83,023	$108,106	$864,364
Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	1,255,560	240,764	3,213,339
Conversion of bridge loans and interest payable into Series C Preferred Stock	—	—	2,124,576
Preferred stock dividends and accretion of preferred stock to redemption value	—	2,823,160	16,382,063
Unrealized loss on short-term investments	21,428	5,653	35,514
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
The Company has incurred operating losses since inception and expects such losses to continue for the foreseeable future. These losses have largely been the result of research and development expenses related to Veronate, the Company’s lead product candidate, and to a lesser extent, Aurexis, its second product candidate. Veronate, which is currently the subject of a 2,000 patient Phase III clinical trial, is being developed to prevent hospital-associated infections in very low birth weight infants. Aurexis is currently being developed to treat, in combination with antibiotics, serious, life-threatening Staphylococcus aureus (S. aureus) bloodstream infections in hospitalized patients and is also being evaluated in other clinical trials. The Company plans to continue to finance its operations with equity and/or debt financings or proceeds from potential future partnerships. The Company’s ability to continue its operations is dependent, in the near term, upon the successful execution of such financings and ultimately upon achieving profitable operations. There can be no assurance that funds will be available on terms acceptable to the Company or that the Company will become profitable.
2. Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Inhibitex’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission “SEC” on March 28, 2005. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of future results for the year ending December 31, 2005.
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
Cash, Cash Equivalents and Short-Term Investments. Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less when purchased. Cash equivalents are carried at cost, which approximates their fair market value. Investments with original maturities beyond 90 days when purchased are considered to be short-term investments. These investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”), Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). The Company is required to maintain a cash balance on deposit with a commercial bank equal to two times the loan balance it has with that bank pursuant to a loan and security agreement.
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
Available-for-sale securities as of June 30, 2005 and December 31, 2004 consisted of commercial paper, government agency obligations, corporate bonds, and money-market funds.
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
Revenue Recognition. To date, the Company has not generated any revenues from the sale of products. Revenues relate to fees recovered or paid for licensed technology, collaborative research and development agreements, materials transfer agreements and a grant awarded to the Company by the FDA’s Office of Orphan Products Development. The Company follows the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SAB No. 104 Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”). Accordingly, up-front, non-refundable license fees under agreements where the Company has an ongoing research and development commitment are amortized, on a straight-line basis, over the term of such commitment. Revenues received for ongoing research and development activities under collaborative arrangements and materials transfer agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Any amounts received in advance of performance are recorded as deferred revenue until earned. Revenue related to grant awards is recognized as related research and development expenses are incurred.
Accrued Expenses. As part of the process of preparing the Company’s financial statements, management is required to estimate expenses that the Company has incurred but for which it has not been invoiced. This process involves identifying services that have been performed on the Company’s behalf and estimating the level of services performed by third parties and the associated cost incurred for such services as of each balance sheet date. Examples of expenses for which the Company accrues based on estimates include fees for services such as those provided by clinical research and data management organizations and investigators, and fees owed to contract manufacturers in conjunction with the manufacture of clinical trial materials. In connection with such expenses, these estimates are most affected by management’s understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed. Management makes its estimates based upon the facts and circumstances known to it at the time and in accordance with accounting principles generally accepted in the United States.
Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets consist primarily of license payments, insurance premiums and payments to clinical research organizations that the Company has made in advance, and interest receivable.
Stock-based Compensation. The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and Financial Accounting Standards Board Interpretation (“FIN”) No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and Related Interpretations and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to employee stock compensation on reported net loss. The Company has adopted the disclosure requirements of SFAS No. 148.
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
The Company recorded deferred stock compensation of $287,790, and $938,078 for the three and six month periods ended June 30, 2004, respectively, which represents the difference between the exercise price per share and the fair value at the respective grant dates for options granted in the respective quarters. Deferred stock compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, which for employees is generally four years. The amortization of deferred stock compensation related to stock options granted to the Company’s employees and directors was $124,188, $118,193, $248,376, and $224,913 for the three and six months ended June 30, 2005 and 2004, respectively. The expected future amortization of deferred stock compensation for the twelve month period related to options granted in 2003 and 2004 is $496,755, $473,637, $262,762 and $35,247 for the years ended December 31, 2005, 2006, 2007 and 2008, respectively.
The option valuation models used for SFAS No. 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. As a result, the Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25. The information regarding net loss as required by SFAS No. 123 has been determined as if the Company had accounted for its stock-based compensation under the fair value method of that Statement. The following table illustrates the effect on net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock-based compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders — as reported	$(10,069,993)	$(8,033,918)	$(20,012,681)	$(14,456,824)
Add: Amortization of deferred stock compensation included in net loss — as reported	124,188	118,193	248,376	224,913
Deduct: Stock compensation expense determined under fair value method	(523,695)	(269,552)	(1,003,806)	(483,901)

Net loss attributable to common stockholders — pro forma	$(10,469,500)	$(8,185,277)	$(20,768,111)	$(14,715,812)

Net loss attributable to common stockholders per share (basic and diluted):
As reported	$(0.40)	$(1.72)	$(0.80)	$(5.49)

Pro forma	$(0.42)	$(1.75)	$(0.83)	$(5.59)

The fair value of each stock option was estimated at the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.86%	3.62%	3.74%	3.23%
Dividend yield	—	—	—	—
Volatility factors	.50	.43	.50	.43
Expected life of options (years)	4.0	4.0	4.0	4.0
Weighted average fair value of options granted	$3.48	$2.13	$3.81	$2.06
For purposes of pro forma disclosure, the estimated fair value of the options granted is amortized to expense over the vesting period of the related options.
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
Lease Accounting. The Company has entered into a lease where leasehold improvements paid by the lessor pursuant to the lease agreement will be amortized over the life of the lease as a discount to rent expense and as amortization expense to related leasehold improvements. The balances of the lessor paid leasehold improvements and rent discounts are classified in the balance sheet as leasehold improvements and other liabilities.
Recent Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company must adopt SFAS No. 123(R) no later than the beginning of its first fiscal year beginning after June 15, 2005, and expects to adopt SFAS No. 123(R) on January 1, 2006, which could have a material effect on its results of operations.
Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and has yet to determine which acceptable valuation model it will implement for adoption of SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted stock options that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R) beginning in 2006. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share set forth above in this note. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce reported net operating cash flows and increase reported net financing cash flows in the periods after adoption.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.
3. Net Loss Per Share
The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SAB No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents then outstanding. Common stock equivalents consist of common shares issuable upon the exercise of stock options, and upon the exercise of warrants. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since common stock equivalents are excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of historical and pro forma basic and diluted net loss attributable to common stockholders per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Historical
Numerator:
Net loss attributable to common stockholders	$(10,069,993)	$(8,033,918)	$(20,012,681)	$(14,456,824)

Denominator:
Weighted average common shares outstanding	25,198,094	4,669,950	25,172,976	2,633,918

Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(1.72)	$(0.80)	$(5.49)

The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above calculations as the effect of their inclusion was anti-dilutive.

	June 30,
	2005	2004
Common stock options	2,260,377	1,268,101
Warrants	3,800,143	1,829,118

Total	6,060,520	3,097,219

4. Notes Payable
In December 2004, the Company entered into an interest-free $2.5 million credit facility with a local development authority for laboratory-related leasehold improvements at the Company’s new research and headquarters facility. Beginning October 2005, the Company will begin to make the first of 12 equal quarterly installments of principal of $208,333. As of December 31, 2003, 2004, and June 30, 2004 $0, $0, and $2,177,643 were outstanding under this facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	potential future revenue from collaborative research or materials transfer agreements;

•	our ability to successfully commercialize our product candidates and generate product-related revenue in the future;

•	the potential volatility of our quarterly and annual operating results;

•	the anticipated length of time to fully enroll and generate data from our Phase III Veronate trial;

•	the anticipated timing of the Data Safety Monitoring Board (DSMB) for reviewing the Phase III Veronate trial;

•	our intention to proceed to a larger well-powered follow-on clinical trial of Aurexis in patients with S. aureus bloodstream infections and the timing, design and size of such clinical trial;

•	our plans to establish a specialized hospital-based sales force and commercialize our product candidates, particularly Veronate, in the United States;

•	expected increases in our research and development expenses, general and administrative expenses and operating losses in the future;

•	our expected future amortization of deferred stock compensation;

•	our planned adoption of SFAS No. 123(R) and the potential impact that the adoption of SFAS No. 123(R) may have on our future results of operations and reported cash flows;

•	our plan to increase borrowings under our existing credit facilities;

•	our future financing requirements and how we plan to fund them;

•	the number of months that our current cash, cash equivalents, short-term investments and our borrowing capacity under existing arrangements will allow us to operate; and

•	anticipated financial results, including revenues, operating expenses and ending cash, cash equivalents and short-term investments for our fiscal year ending on December 31, 2005.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: that the preceding preclinical and clinical results related to our antibody-based products, including Veronate and Aurexis, are not reflective of future results; Wyeth terminating our license and collaborative research agreement; the cost and rate at which investigators can recruit patients into our clinical trials; our ongoing or future clinical trials not demonstrating the appropriate safety and efficacy of our product candidates; our ability to successfully develop current and future product candidates either independently or in collaboration with business partners; our ability to secure and our use of third-party contract clinical research and data management organizations, raw material suppliers and manufacturers, who may not fulfill their contractual obligations or otherwise perform satisfactorily in the future; manufacturing and maintaining sufficient quantities of clinical trial material on hand to complete our clinical trials on a timely basis; the length of time to perform final evaluation of data from our Phase II Aurexis clinical trail; our failure to obtain DSMB or regulatory approval to commence or continue our clinical trials or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others; our collaborators do not fulfill their obligations under our agreements with them in the future; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in related governmental laws and regulations; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005 and in risk factors described in or referred to in greater detail in the “Risk Factors” section of the Company’s prospectus, which forms part of its Registration Statement on Form S-3, which, as amended, was declared effective by the Securities and Exchange Commission on July 7, 2005.
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
Overview
We are a biopharmaceutical company committed to the discovery, development and commercialization of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. We currently have two product candidates in late-stage clinical development. Veronate, our lead product candidate, is the subject of a 2,000 patient Phase III clinical trial, for which we initiated in May 2004. We are developing Veronate for the prevention of hospital-associated infections in premature, very low birth weight, or VLBW, infants. As of July 31, we had enrolled over 1,500 patients in this trial. In February 2004, we completed a 512 patient Phase II clinical trial of Veronate. Veronate has been granted Fast Track and Orphan Drug status by the FDA. For our second product candidate, Aurexis, we recently completed a 60 patient Phase II clinical trial evaluating it as first-line therapy, in combination with antibiotics, to treat serious, life-threatening Staphylococcus aureus, or S. aureus, bloodstream infections in hospitalized patients. Aurexis is also currently being evaluated in another Phase II clinical trial to evaluate its potential impact on S. aureus bacterial load and pulmonary inflammation in cystic fibrosis patients. In addition, we have three preclinical product candidates that are being developed to prevent and treat serious infections.
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

To date, we have devoted substantially all of our efforts towards research and development activities related to the research and development of our product candidates, which are based on our expertise in MSCRAMM proteins. As of June 30, 2005 we had an accumulated deficit of $123.0 million, which includes non-cash expenses of $16.4 million related to the accrual of cumulative preferred stock dividends and the accretion to the redemption value of redeemable convertible preferred stock and $0.9 million related to the amortization of deferred stock compensation. We anticipate that our quarterly and annual results of operations will fluctuate from period to period due to several factors, including progress made in our clinical trial and research and development efforts, the timing and outcome of regulatory approvals, if any, and payments made or received pursuant to existing or future licensing or collaboration agreements. Therefore, meaningful predictions of our future operations are difficult to make.
Recent Developments
In May 2005, we announced that the independent Data Safety Monitoring Board (DSMB) responsible for reviewing the Phase III Veronate clinical trial met as scheduled after we had enrolled 1,000 patients in that trial and unanimously agreed that the trial should proceed as designed without modification. We continue to qualify and initiate clinical sites for our Phase III trial of Veronate for the prevention of hospital-associated infections in very low birth weight, or VLBW, infants. We have now qualified and initiated 95 sites, 91 of which have enrolled at least one patient. As of July 31, 2005, we had enrolled more than 1,500 patients in this trial and therefore anticipate the DSMB will meet within the next four to eight weeks to perform its third review. We anticipate completing full enrollment in this trial around the end of November 2005, with data available in the second quarter of 2006.
In May 2005, we completed a 60-patient Phase II trial of Aurexis for the treatment, in combination with antibiotics, of S. aureus bloodstream infections in hospitalized patients. The trial was not powered to show statistically significant results. Favorable results were observed in the primary composite endpoint of mortality, relapse rate and infection-related complications, and a number of secondary endpoints, including the progression in the severity of sepsis and days in the intensive care unit. We plan to meet with the FDA later this year to discuss our Phase II findings and the design of our follow-on trial. Based on the results of this trial, we intended to advance Aurexis into an appropriately powered, or larger follow-on clinical trial in this indication.
In May 2005, we completed an eight-patient Phase I clinical trial of Aurexis to evaluate its safety and pharmacokinetics in patients with end-stage renal disease (ESRD). Based on the pharmacokinetic data from this trial, we intend to include patients with ESRD in our follow-on trial of Aurexis for the treatment of documented S. aureus bloodstream infections in hospitalized patients.
In June 2005, we initiated a 30-patient, Phase II clinical trial of Aurexis in patients with cystic fibrosis who are chronically colonized with S. aureus. Two doses of Aurexis are being tested for safety, pharmacokinetics, and the potential impact of Aurexis on S. aureus bacterial load and pulmonary inflammation in these patients.
In June 2005, we hired a vice president of sales and marketing to oversee the development and implementation of our commercialization strategy for Veronate and, potentially, for our products candidates in the future.
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

Financial Operations Overview
Revenue. Since our inception, we have not generated any revenue from the sale of products and do not expect product-related revenues until we obtain regulatory approval for and commercialize a product candidate. Currently, our revenues represent the amortization of an up-front license fee and quarterly research and development support payments we have received in connection with a license and collaboration agreement with Wyeth, and from time to time, grant revenue and proceeds from research activities we perform under a materials transfer agreement not covered by a license or collaboration agreement. If our development efforts result in regulatory approval and the successful commercialization of any of our product candidates, we expect the majority of our future revenues will result from product sales. In addition, in the future we may generate revenues from up-front or milestone payments in connection with collaborative or strategic relationships and royalties resulting from the licensing of our intellectual property.
Research and Development Expense. Research and development expense consists of the expenses incurred in discovering, developing, testing and manufacturing our product candidates. These costs consist primarily of professional fees paid to third-party service providers in conjunction with treating patients enrolled in our clinical trials and monitoring, accumulating and evaluating the related data, salaries and personnel-related expenses, the cost of raw materials, contract manufacturing services, supplies used in clinical trials and research and development activities, consulting, license and sponsored research fees paid to third parties, and facilities costs. We charge all research and development expenses to operations as incurred. In the near-term, we expect our research and development costs to increase and to expend a greater portion of our resources on the development of our two most advanced product candidates, Veronate and Aurexis, than on the development of our preclinical product candidates due to the number of patients we expect to enroll in the clinical trials for these product candidates and the related cost of manufacturing clinical trial materials. Due to the progress and timing of clinical trials, such expenditures are likely to be uneven in future periods. Although we are currently focused primarily on advancing Veronate through its ongoing Phase III clinical trial, and Aurexis through Phase I and Phase II clinical trials, we will make determinations as to how much funding to direct to these programs on an on-going basis in response to their scientific, clinical and regulatory success, and anticipated market value. From inception through June 30, 2005, we have incurred approximately $93.0 million in research and development expenses.
The successful development of our product candidates is highly uncertain. We cannot reasonably estimate the nature, timing and cost of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
•	the scope, rate of progress and cost of our clinical trials and other research and development programs;
•	future clinical trial results;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the cost and timing of regulatory approvals;
•	the cost of establishing and maintaining clinical and commercial supplies of our product candidates;
•	the effect of competing technological and market developments; and
•	the availability of funding to continue clinical trials.

The failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position, and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth in the “Risk Factors” section of our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005, and in risk factors described in or referred to in greater detail in the “Risk Factors” section of the Company’s prospectus, which forms part of its Registration Statement on Form S-3, which, was declared effective by the SEC on July 7, 2005.
General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, sales, business development and human resource functions. Other significant costs include professional fees for legal, accounting, market research and other consulting services, as well as premiums for directors and officers insurance. We expect our general and administrative expenses to increase as we add personnel, continue to comply with the reporting obligations and regulations applicable to publicly-held companies and establish an infrastructure in anticipation of the commercialization of our product candidates, particularly Veronate. From inception through June 30, 2005, we have incurred approximately $19.5 million in general and administrative expenses.
Deferred Stock Compensation. Deferred stock compensation for stock options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise price. This amount is recorded as a reduction of stockholders’ equity and is being amortized on the straight-line basis over the related vesting period, which is generally four years. As of June 30, 2005, we had approximately $1.0 million of deferred stock compensation that will be amortized over the remaining vesting periods of the related stock options.
Interest and Other Income (Expense), net. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest incurred on capital leases and notes payable. Other income and (expense) has historically consisted of the proceeds from the sale of excess raw materials and the gain or loss on the disposal of equipment.
Results of Operations
Three Months Ended June 30, 2005 and 2004
Revenue. Revenue increased to $169,000 for the three months ended June 30, 2005 from $163,000 for the same period in 2004. This increase of $6,000, or 4%, resulted from proceeds from research activities we performed in 2005 pursuant to a materials transfer agreement that did not exist in 2004. Ongoing revenue consists of quarterly collaborative research and development support fees and license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that support the program.
Research and Development Expense. Research and development expense increased to $8.8 million during the three months ended June 30, 2005 from $6.1 million for the same period in 2004. The increase of $2.7 million or 44%, resulted from a $1.9 million increase in clinical trial costs, a $0.5 million increase in costs related to the manufacturing of clinical trial material, a $0.4 million increase in personnel-related salaries and expenses, and a $0.2 million increase in depreciation and facility-related expenses; offset in part by a $0.3 million reduction in license fees, legal fees, and other expenses. Clinical trial costs related to the ongoing Veronate Phase III clinical trial increased by $2.0 million due to approximately 400 additional patients being enrolled in the trial during the three-month period ended June 30, 2005 as compared to the same period in 2004. In addition, clinical trial costs for the Aurexis program decreased by $0.1 million primarily related to completion of the 60 patient Phase II trial and other costs associated with the other Phase I and Phase II trials. Manufacturing costs increased by $1.1 million due to the manufacture of a large scale run of clinical trial material for Aurexis in the second quarter of 2005, offset by $0.5 million for the reduction in the cost of manufacturing clinical trial material for the Veronate program. Personnel-related salaries and expenses increased due to the hiring of additional personnel needed to support our clinical trials and as well as increased salaries for existing employees. Facility-related costs and depreciation increased due to higher rent and operating expenses related to our new facility. License fees, legal fees, and other expenses decreased as a result of a one-time license fee paid in 2004, and lower legal fees related to establishing and maintaining our patents and intellectual property portfolio in the three months ended June 30, 2005 as compared to the same period in 2004.
The following table summarizes the components of our research and development expense for the three months ended June 30, 2005 and 2004.

	Three Months Ended June
	30,
	2005	2004
	(in thousands)
Clinical and manufacturing-related expense	$5,526	$3,151
Personnel-related salaries and expenses	1,777	1,335
License fees, legal, and other expense	877	1,186
Depreciation and facility-related expense.	602	390

Total research and development expense	$8,782	$6,062

General and Administrative Expense. General and administrative expense increased to $1.8 million for the three months ended June 30, 2005 from $0.8 million for the same period in 2004. The increase of $1.0 million, or 125%, was primarily due to additional direct expenses of $0.5 million incurred in 2005 as a result of the Company becoming publicly-traded in June 2004, an increase of $0.4 million in personnel-related salaries and expenses, and an increase of $0.1 million in facility-related costs and depreciation. The additional public-company costs included higher audit and legal fees, consulting fees associated with implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, consulting and professional fees related to investor relations, expenditures related to recruiting costs and increased compensation for members of our Board of Directors, and a significant increase in directors’ and officers’ insurance premiums. Personnel-related salaries and expenses increased due to higher salaries, the hiring of additional personnel, and recruiting fees and relocation costs associated with the hiring of a sales and marketing executive. Facility-related costs and depreciation increased due to higher rent and operating expenses related to our new facility.
Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased to $124,000 for the three months ended June 30, 2005 from $118,000 for the comparable quarter in 2004. This increase of $6,000, or 5%, was the result of the full quarter effect of amortization in 2005 from deferred stock compensation charges recorded from January 2004 through May 2004. Of the amortization expense for the three months ended June 30, 2005, $66,000 related to employees in general and administrative positions while $58,000 related to employees engaged in research and development activities. Of the amortization expense for the three months ended June 30, 2004, $62,000 related to employees in general and administrative positions while $56,000 related to employees engaged in research and development activities.
Interest and Other Income (Expense), net . Interest and other income (expense), net, increased to $486,000 for the three months ended June 30, 2005 from $24,000 for the comparable quarter in 2004. This increase of $462,000 was the result of an increase in interest income of $463,000, which was principally due to significantly higher average cash balances and, to a lesser extent, higher interest rates in the second quarter of 2005. In addition, interest expense was $13,000 lower in 2005 due to lower loan balances on our credit facility, offset by a decrease in other income due to a one-time sale of plasma for $14,000 in the second quarter of 2004.

Dividends and Accretion to Redemption Value of Redeemable Preferred Stock. Dividends on preferred stock and accretion to redemption value of redeemable preferred stock decreased to zero for the three months ended June 30, 2005 from $1.2 million for the same period in 2004. As of June 9, 2004, the closing date of our IPO, all of the related redeemable preferred stock was converted to common stock, and therefore, we did not record any dividends or accretion to redemption value after that date.
Six Months Ended June 30, 2005 and 2004
Revenue. Revenue increased to $446,000 for the six months ended June 30, 2005 from $325,000 for the same period in 2004. This increase of $121,000, or 37%, resulted from proceeds from research activities we performed in 2005 pursuant to a materials transfer agreement that did not exist in 2004. Ongoing revenue consists of quarterly collaborative research and development support fees and license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that support the program.
Research and Development Expense. Research and development expense increased to $17.9 million during the six months ended June 30, 2005 from $10.1 million for the same period in 2004. The increase of $7.8 million, or 77%, resulted from a $4.7 million increase in clinical costs, a $2.6 million increase in costs related to the manufacturing of clinical trial material, a $0.7 million increase in personnel-related salaries and expenses, and a $0.4 million increase in depreciation and facility-related expenses; offset in part by a $0.6 million reduction in license fees, legal fees, and other expenses. Clinical trial costs related to the ongoing Veronate Phase III clinical trial increased by $4.7 million due to approximately 700 more patients enrolled in the trial during the six-month period ended June 30, 2005 as compared to same period for 2004. Clinical trial costs associated with the Aurexis program did not change as costs associated with the 60 patient Phase II trial for treatment of S. aureus bloodstream infections were lower, offset by higher costs associated with the Phase I clinical trial in end stage renal patients and the Phase II clinical trial in cystic fibrosis patients. Manufacturing costs increased by $2.3 million in 2005 due to the manufacture of a large scale run of clinical trial material for Aurexis, and by $0.3 million for clinical trial material for the Veronate program. Personnel-related salaries and expenses increased due to the hiring of additional personnel needed to support our clinical trials, as well as increased salaries for existing employees. Facility-related costs and depreciation increased due to higher rent and operating expenses related to our new facility. License fees, legal fees, and other expenses decreased as a result of two, one-time license fees paid in 2004, and lower legal fees related to establishing and maintaining our patents and intellectual property portfolio in the six months ended June 30, 2005 as compared to the same period in 2004.
The following table summarizes the components of our research and development expense for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Clinical and manufacturing-related expense	$11,864	$4,582
Personnel-related salaries and expenses	3,305	2,622
License fees, legal, and other expense	1,612	2,149
Depreciation and facility-related expense.	1,130	747

Total research and development expense	$17,911	$10,100

General and Administrative Expense. General and administrative expense increased to $3.2 million for the six months ended June 30, 2005 from $1.7 million for the same period in 2004. The increase of $1.5 million, or 88%, was the result of $0.9 million in additional costs incurred in 2005 as a result of the Company becoming publicly-traded in June 2004, an increase of $0.5 million in personnel-related salaries and expenses, and an increase of $0.1 million in facility-related costs and depreciation. The additional public-company costs included higher audit and legal fees, consulting fees associated with implementing the requirements of Section 404 of the Sarbanes-Oxley Act, increased consulting and professional fees related to investor relations, recruiting fees and increased compensation for members of our Board of Directors, and a significant increase in directors’ and officers’ insurance premiums. Personnel-related salaries and expenses increased due to higher salaries, the hiring of additional personnel, and recruiting fees and relocation costs associated with the hiring of a sales and marketing executive. Facility-related costs and depreciation increased due to higher rent and operating expenses related to our new facility.
Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased to $248,000 for the six months ended June 30, 2005 from $225,000 for the comparable quarter in 2004. This increase of $23,000, or 10%, was the result of the full year-to-date effect of amortization in 2005 from deferred stock compensation recorded from January 2004 through May 2004. Of the amortization expense for the six months ended June 30, 2005, $132,000 related to employees in general and administrative positions while $116,000 related to employees engaged in research and development activities. Of the amortization expense for the six months ended June 30, 2004, $127,000 related to employees in general and administrative positions while $98,000 related to employees engaged in research and development activities.
Interest and Other Income (Expense), net . Interest and other income (expense), net, increased to $928,000 for the six months ended June 30, 2005 from $27,000 for the comparable quarter in 2004. This increase of $901,000 was the result of an increase in interest income of $884,000, which was principally due to significantly higher average cash balances and higher interest rates in the six months ended June 30, 2005. In addition, interest expense was $31,000 lower in 2005 due to lower loan balances on our credit facility, offset by a decrease in other income due to a one-time plasma sale of $14,000 in the second quarter of 2004.
Dividends and Accretion to Redemption Value of Redeemable Preferred Stock. Dividends on preferred stock and accretion to redemption value of redeemable preferred stock decreased to zero for the six months ended June 30, 2005 from $2.8 million for the same period in 2004. As of June 9, 2004, the closing date of our IPO, all the related redeemable preferred stock was converted to common stock, and therefore, we did not record any dividends or accretion to redemption value after that date.
Liquidity and Capital Resources
Sources of Liquidity
Since inception in May 1994 through June 30, 2005, we have funded our operations primarily with $173.2 million in gross proceeds raised from a series of five private equity financings, our IPO in June 2004, and a private placement, or PIPE, in November 2004. From inception through June 30, 2005, we have also borrowed a total of $8.4 million under several notes payable, a credit facility with a commercial bank, a local development authority, and capital leases, and have received approximately $6.2 million in license fees, collaborative research payments, proceeds from a materials transfer agreement, and grants, of which $1.0 million is recorded as deferred revenue as of June 30, 2005.
At June 30, 2005, our cash, cash equivalents and short-term investments totaled $65.9 million and we held no investments with a maturity greater than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of government agency securities, high-grade corporate bonds, asset-backed securities, commercial paper and money market accounts.

In December 2004, we entered into a loan agreement with a local development authority under which we can borrow up to $2.5 million for laboratory-related leasehold improvements at our new research and headquarters facility. We occupied this new facility in May 2005, and have borrowed $2.2 million under this loan agreement as of June 30, 2005. We anticipate borrowing the remaining $0.3 million of the loan by the end of the third quarter of 2005. The loan is interest free, with equal principal payments due quarterly over a three year term, beginning in the fourth quarter of 2005. We also have a $2.1 million capital lease credit facility with a commercial lender, $0.9 million of which we have borrowed as of June 30, 2005. We anticipate borrowing the remaining $1.2 million available under this capital lease line by the end of 2005.
Cash Flows
For the six months ended June 30, 2005, cash, cash equivalents, and short-term investments decreased by $21.3 million, from $87.2 million to $65.9 million. The decrease resulted from the use of cash for operating activities, capital expenditures, and the repayment of capital lease obligations and notes payable.
Net cash used in operating activities was $18.6 million for the six months ended June 30, 2005, primarily reflecting the net loss for the six month period of $20.0 million, which was offset in part by non-cash charges of $0.8 million and a net increase in liabilities over assets of $0.6 million. The net loss was the result of funding of clinical trials associated with Veronate and Aurexis, research and development activities and ongoing general and administrative expenses. The net increase in liabilities over assets reflected a net increase in accounts payable and accrued liabilities of $1.3 million resulting from an decrease in accounts payable associated with manufacturing-related expenses, clinical trial expenses, and the development of our new facilities, and an increase in accrued expenses associated with clinical trial expenses, manufacturing-related expenses, personnel-related expenses, and general expenses. This was offset in part by a net increase in accounts receivable, prepaid expenses, and deferred revenue of $0.7 million associated with prepaid insurance payments, revenue earned, and interest receivable from our short-term investments.
We used approximately $28.4 million of cash for investing activities during the six months ended June 30, 2005, which consisted of net purchases of short-term investments of $24.1 million; and the purchase of laboratory and computer equipment, leasehold improvements, and software of $4.3 million primarily related to our larger new facility.
We received net cash of $1.7 million from financing activities during the six months ended June 30, 2005, which consisted of proceeds of $2.2 million borrowed under a loan agreement with a local development authority, and $0.2 million from the issuance of common stock related to the exercise of warrants and stock options, offset in part by payments on our capital leases and notes payable of $0.7 million.
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
Based upon our current business and operating plans, we believe that our existing cash, cash equivalents and short-term investments of $65.9 million as of June 30, 2005, plus remaining borrowing capacity under an existing loan and a capital lease arrangement, will enable us to operate for a period of approximately 15 months. Except for the remaining borrowing capacity referred to above, we currently do not have any commitments for future funding, nor do we anticipate that we will generate revenue from the sale of any products for a number of years. Therefore, in order to meet our anticipated liquidity needs beyond 15 months, we will need to raise additional capital. We expect to continue to fund our operations primarily through the sale of additional common stock or other equity securities and to a lesser extent, strategic collaborations and additional debt financing. These funds may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our clinical trial or commercialization efforts or obtain funds through collaborative arrangements that may require us to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
2005 Financial Guidance
Financial guidance involves a high level of uncertainty and is subject to numerous assumptions and factors. These factors include, but are not limited to, the variability, timing and costs associated with conducting clinical trials, the enrollment rates in such trials, the results of these clinical trials, the manufacturing of the related clinical trial materials, the funding requirements of preclinical research programs, the cost of filing, prosecuting and enforcing patents or other intellectual property rights, the level of general and administrative expenses needed to support our business strategy and the potential that we may enter into new licensing agreements or strategic collaborations in the future. We currently anticipate that, as of June 30, 2005, our financial results for the fiscal year ending December 31, 2005 should reflect the following:
♦	Total revenue from existing agreements of approximately $800,000 to $1.0 million;

♦	total operating expenses of approximately $45 to $47 million; and

♦	cash, cash equivalents and short-term investments in the amount of approximately $39 to $41 million at December 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents, and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations, and United States government agency securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not have any foreign currency or other derivative financial instruments and we do not have significant interest rate risk associated with our debt obligations. We have the ability to hold any of our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
ITEM 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive

Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision of the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE
We held our Annual Meeting of Stockholders on May 17, 2005 at which the following actions were taken:

Approved the proposal to elect the director nominees named below:

William D. Johnston	For	21,423,330	Withheld	246,570
Russell M. Medford	For	19,356,111	Withheld	2,313,790
A. Keith Willard	For	21,422,630	Withheld	247,270

Approved the proposal to amend our 2004 Stock Incentive Plan:

	For	19,110,115	Against	1,109,312	Abstain	9,037

Approved the ratification of Ernst &Young LLP, as independent registered public accounting firm for the fiscal year ending December 31, 2005.

	For	21,660,736	Against	6,050	Abstain	3,072

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Section 302 Certification of the Chief Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005	INHIBITEX, INC
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