Form 10-Q
period 2005-09-30
INHIBITEX INC
filed 2005-11-08
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 0-50772
INHIBITEX, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2708737
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9005 Westside Parkway
Alpharetta, Georgia	30004
(Address of principal executive	(Zip Code)
offices)
(678) 746-1100
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act ). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act ). Yes ☐ No ☑
As of November 3, 2005, 30,215,264 shares of the Registrant’s Common Stock were outstanding.

PAGE
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2005 and December 31, 2004	3
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 and for the Period from Inception (May 13, 1994) through September 30, 2005	4
Condensed Statements of Cash Flows for the Three and Nine Months Ended September 30, 2005 and 2004 and from the Period from Inception (May 13, 1994) through September 30, 2005	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION
Item 6. Exhibits	24
Signatures	25
Exhibit Index
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$59,190,233	$71,580,823
Short-term investments	37,843,745	15,623,887
Prepaid expenses and other current assets	1,806,589	1,082,359
Accounts receivable	192,102	322,019

Total current assets	99,032,669	88,609,088
Property and equipment, net	8,616,838	2,629,987

Total assets	$107,649,507	$91,239,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,359,206	$3,077,636
Accrued expenses	5,089,212	3,587,093
Current portion of notes payable	1,539,043	877,239
Current portion of capital lease obligations	870,963	315,043
Current portion of deferred revenue	191,667	191,667
Other current liabilities	1,152,806	1,000,000

Total current liabilities	11,202,897	9,048,678
Long-term liabilities:
Notes payable, net of current portion	1,666,667	486,112
Capital lease obligations, net of current portion	1,839,970	321,190
Deferred revenue, net of current portion	725,000	837,498
Other liabilities, net of current portion	1,333,996	—

Total long-term liabilities	5,565,633	1,644,800

Total liabilities	16,768,530	10,693,478
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2005 and December 31, 2004; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at September 30, 2005 and December 31, 2004; 30,213,356 and 25,133,327 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	30,213	25,133
Common stock warrants	11,555,968	11,555,968
Additional paid-in capital	212,205,541	173,188,745
Deferred stock compensation	(896,535)	(1,269,099)
Deficit accumulated during the development stage	(132,014,210)	(102,955,150)

Total stockholders’ equity	90,880,977	80,545,597

Total liabilities and stockholders’ equity	$107,649,507	$91,239,075

The accompanying notes are an integral part of these condensed financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Period from
					Inception
	Three Months Ended		Nine Months Ended		(May 13, 1994)
	September 30,		September 30,		Through
					September 30,
	2005	2004	2005	2004	2005
Revenue:
License fees and milestones	$37,500	$37,500	$112,500	$112,500	$1,125,000
Collaborative research and development	125,000	125,000	375,000	375,000	2,874,455
Grants and other revenue	165,823	—	286,474	—	586,474

Total revenue	328,323	162,500	773,974	487,500	4,585,929
Operating expense:
Research and development	8,027,230	5,202,291	25,938,478	15,302,048	100,977,642
General and administrative	1,780,370	1,063,897	5,007,697	2,725,346	21,310,275
Amortization of deferred stock compensation	124,188	124,188	372,564	349,101	1,022,088

Total operating expense	9,931,788	6,390,376	31,318,739	18,376,495	123,310,005

Loss from operations	(9,603,465)	(6,227,876)	(30,544,765)	(17,888,995)	(118,724,076)
Other (loss) income, net	(51,857)	24,118	(51,857)	38,169	651,185
Interest income, net	608,943	133,878	1,537,562	147,282	2,440,744

Net loss	(9,046,379)	(6,069,880)	(29,059,060)	(17,703,544)	(115,632,147)
Dividends and accretion to redemption value of redeemable preferred stock	—	—	—	(2,823,160)	(16,382,063)

Net loss attributable to common stockholders	$(9,046,379)	$(6,069,880)	$(29,059,060)	$(20,526,704)	$(132,014,210)

Basic and diluted net loss attributable to common stockholders per share	$(0.33)	$(0.33)	$(1.12)	$(2.60)

Weighted average shares used to compute basic and diluted net loss attributable to common stockholders per share	27,326,530	18,268,314	25,898,716	7,883,424

The accompanying notes are an integral part of these condensed financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			Inception
			(May 13, 1994)
	Nine Months Ended		Through
	September 30,		September 30,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(29,059,060)	$(17,703,544)	$(115,632,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	935,764	604,016	4,400,818
Amortization of deferred stock compensation	372,564	349,101	1,022,088
Loss on sale of equipment	51,857	—	99,991
Amortization of investment premium or discount	216,551	105,345	417,212
Forgiveness of receivables from stockholders	—	—	28,695
Amortization of warrants and discount on debt	—	53,685	176,477
Stock issued for interest	—	2,310	126,886
Cumulative effect of change in accounting principle	—	—	99,500
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(724,230)	(206,540)	(1,806,589)
Accounts receivable	129,917	288,471	(192,102)
Accounts payable and other liabilities	768,372	(419,622)	4,846,008
Accrued expenses	1,502,119	(119,846)	5,089,212
Deferred revenue	(112,498)	(112,500)	916,667

Net cash used in operating activities	(25,918,644)	(17,159,124)	(100,407,284)

Cash flows from investing activities:
Purchases of property and equipment	(4,484,365)	(427,418)	(8,669,700)
Purchases of short-term investments	(100,509,117)	(27,920,374)	(147,953,349)
Proceeds from maturities of short-term investments	78,029,073	8,600,000	109,634,671

Net cash used in investing activities	(26,964,409)	(19,747,792)	(46,988,379)

Cash flows from financing activities:
Proceeds from promissory notes and related warrants	2,500,000	—	5,513,492
Payments on promissory notes and capital leases	(1,073,048)	(936,905)	(4,044,795)
Proceeds from bridge loan and related warrants	—	—	2,220,000
Net proceeds from the issuance of preferred stock and warrants	—	1,517,997	81,788,868
Proceeds from the issuance of common stock, net of issuance costs	39,065,511	34,214,660	121,108,331

Net cash provided by financing activities	40,492,463	34,795,752	206,585,896

(Decrease) increase in cash and cash equivalents	(12,390,590)	(2,111,164)	59,190,233
Cash and cash equivalents at beginning of period	71,580,823	26,649,150	—

Cash and cash equivalents at end of period	$59,190,233	$24,537,986	$59,190,233

Supplemental cash flow information:
Interest paid	$134,796	$157,265	$916,137

Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	2,490,107	240,764	4,447,946
Conversion of bridge loans and interest payable into Series C Preferred Stock	—	—	2,124,576
Preferred stock dividends and accretion of preferred stock to redemption value	—	2,823,160	16,382,063
Unrealized loss on short-term investments	(43,635)	(11,889)	(57,721)
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
2. Summary of Significant Accounting Policies
Basis of Presentation — The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Inhibitex’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2005. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of future results for the year ending December 31, 2005.
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
Cash, Cash Equivalents and Short-Term Investments. Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less when purchased. Cash equivalents are carried at cost, which approximates their fair market value. Investments with original maturities beyond 90 days when purchased are considered to be short-term investments. These investments are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). The Company is required to maintain a cash balance on deposit with a commercial bank equal to two times the loan balance it has with that bank pursuant to a loan and security agreement.
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
Available-for-sale securities as of September 30, 2005 and December 31, 2004 consisted of commercial paper, government agency obligations, corporate bonds, and money-market funds.
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
Revenue Recognition. To date, the Company has not generated any revenues from the sale of products. Revenues relate to fees recovered or paid for licensed technology, collaborative research and development agreements, materials transfer agreements and a grant awarded to the Company by the FDA’s Office of Orphan Products Development. The Company follows the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF Issue 00-21”). Accordingly, up-front, non-refundable license fees under agreements where the Company has an ongoing research and development commitment are amortized, on a straight-line basis, over the term of such commitment. Revenues received for ongoing research and development activities under collaborative arrangements and materials transfer agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Any amounts received in advance of performance are recorded as deferred revenue until earned. Revenue related to grant awards is recognized as related research and development expenses are incurred.
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
Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets consist primarily of license payments, insurance premiums, payments to clinical research organizations that the Company has made in advance, and interest receivable.
Stock-based Compensation. The Company accounts for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and Financial Accounting Standards Board Interpretation (“FIN”) No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and Related Interpretations and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure requirements of SFAS No. 148.
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
The Company recorded deferred stock compensation of $0, $0, $0, and $938,078 for the three and nine month periods ended September 30, 2005 and 2004, respectively, which represents the difference between the exercise price per share and the fair value at the respective grant dates for options granted in the respective quarters. Deferred stock compensation is recognized and amortized on a straight-line basis over the vesting period of the related options, which for employees is generally four years. The amortization of deferred stock compensation related to stock options granted to the Company’s employees and directors was $124,188, $124,188, $372,564, and $349,101 for the three and nine months ended September 30, 2005 and 2004, respectively. The expected future amortization of deferred stock compensation related to options granted in 2003 and 2004 is $496,755, $473,637, $262,762 and $35,247 for the years ended December 31, 2005, 2006, 2007 and 2008, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders — as reported	$(9,046,379)	$(6,069,880)	$(29,059,060)	$(20,526,704)
Add: Amortization of deferred stock compensation included in net loss — as reported	124,188	124,188	372,564	349,101
Deduct: Stock compensation expense determined under fair value method	(541,592)	(283,747)	(1,560,520)	(767,648)

Net loss attributable to common stockholders — pro forma	$(9,463,783)	$(6,229,439)	$(30,247,016)	$(20,945,251)

Net loss attributable to common stockholders per share (basic and diluted):
As reported	$(0.33)	$(0.33)	$(1.12)	$(2.60)

Pro forma	$(0.35)	$(0.34)	$(1.17)	$(2.66)

The fair value of each stock option was estimated at the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.12%	3.51%	3.76%	3.23%
Dividend yield	—	—	—	—
Volatility factors	.60	.43	.53	.43
Expected life of options (years)	4.0	4.0	4.0	4.0
Weighted average fair value of options granted	$4.30	$2.23	$3.83	$2.06
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
The Company relies on certain materials used in its development process that are procured from a small group of suppliers as well as certain single-sourced third-party contract manufacturers that make its product candidates. The failure of these suppliers or a contract manufacturer to deliver on schedule, or at all, could delay or interrupt the development process and adversely affect the Company’s operating results.
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
Income Taxes. The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A full valuation allowance has been recorded to reduce the carrying amounts of net deferred tax assets to an amount the Company expects to realize in the future based upon the available evidence at the time.
Comprehensive Loss. The Company has adopted the provisions of SFAS No. 130, Comprehensive Income (“SFAS No. 130”). SFAS No. 130 establishes standards for the reporting and display of comprehensive loss and its components for general purpose financial statements.
Lease Accounting. The Company has entered into a lease for its new facility where leasehold improvements paid by the lessor pursuant to the lease agreement will be amortized over the life of the lease as a discount to rent expense and as amortization expense to related leasehold improvements. The balances of the lessor paid leasehold improvements and rent discounts are classified in the balance sheet as leasehold improvements and other liabilities.
Recent Accounting Pronouncements. On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company must adopt SFAS No. 123(R) no later than the beginning of its first fiscal year beginning after June 15, 2005, and expects to adopt SFAS No. 123(R) on January 1, 2006, which could have a material effect on its results of operations.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

3. Net Loss Per Share
The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC SAB No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, Earnings Per Share, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents then outstanding. Common stock equivalents consist of common shares issuable upon the exercise of stock options and warrants. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since common stock equivalents are excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
The following table sets forth the computation of historical and pro forma basic and diluted net loss attributable to common stockholders per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Historical
Numerator:

Net loss attributable to common stockholders	$(9,046,379)	$(6,069,880)	$(29,059,060)	$(20,526,704)

Denominator:
Weighted average common shares outstanding	27,326,530	18,268,314	25,898,716	7,883,424

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.33)	$(1.12)	$(2.60)

The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above calculations as the effect of their inclusion was anti-dilutive.

	September 30,
	2005	2004
Common stock options	2,315,107	1,260,476
Warrants	3,800,143	1,850,127

Total	6,115,250	3,110,603

4. Debt
Notes Payable. In December 2004, the Company entered into an interest-free $2.5 million credit facility with a local development authority for laboratory-related leasehold improvements at the Company’s new research and headquarters facility that were completed in May 2005. The full amount of the credit facility was outstanding as of August 2005. Beginning in October 2005, the Company will begin to make the first of 12 equal quarterly installments of principal of $208,333. As of December 31, 2004 and September 30, 2005, $0 and $2,500,000 were outstanding under this credit facility, respectively.
Capital Lease Obligations. In October 2004, Inhibitex entered into an additional capital lease line related to the acquisition of certain laboratory and other equipment for up to $2,125,000. As of December 31, 2004 and September 30, 2005, $0, and $2,016,206 were outstanding under this credit facility, respectively. The amortization of assets acquired under this capital lease line has been recorded as depreciation expense. This capital lease line was drawn into three separate capital lease schedules that bear interest rates of 10.06% to 10.38%, and expire on various dates from December 2008 to March 2009.
5. Stockholders’ Equity
On August 18, 2005, the Company completed a private placement in public equity or PIPE financing in which it raised approximately $41.25 million through the sale, at a price of $8.25 per share, of 5,000,000 shares of its common stock. The shares were offered and sold only to institutional and accredited investors. The Company filed a registration statement with the SEC in order to register the sale and resale of the common stock issued in the PIPE.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	potential future revenue from collaborative research or materials transfer agreements;

•	our ability to successfully commercialize our product candidates and generate product-related revenue in the future;

•	the potential volatility of our quarterly and annual operating results;

•	the anticipated length of time to generate data from our Phase III Veronate trial;

•	the anticipated timing of the Data Safety Monitoring Board (“DSMB”) for reviewing the Phase III Veronate trial;

•	our intention and timing of filing a Biological License Application (“BLA”) for Veronate;

•	our intention and timing to proceed to a larger well-powered follow-on clinical trial of Aurexis in patients with S. aureus bloodstream infections, the timing, design and size of such clinical trial and the concurrence by the FDA therewith;

•	our plans to establish a specialized hospital-based sales force and commercialize our product candidates, particularly Veronate, in the United States;

•	expected increases in our research and development expenses, general and administrative expenses and operating losses in the future;

•	our expected future amortization of deferred stock compensation;

•	our planned adoption of Statement of Financial Accounting Standard No. 123(R), Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), and the potential impact that the adoption of SFAS No. 123(R) may have on our future results of operations and reported cash flows;

•	our future financing requirements and how we plan to fund them;

•	the number of months that our current cash, cash equivalents, short-term investments and our borrowing capacity under existing arrangements will allow us to operate; and

•	anticipated financial results, including revenues, operating expenses and ending cash, cash equivalents and short-term investments for our fiscal year ending on December 31, 2005.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: that the preceding preclinical and clinical results related to our antibody-based products, including Veronate and Aurexis, are not reflective of future results; Wyeth terminating our license and collaborative research agreement; the cost and rate at which investigators can recruit patients into our clinical trials; our ongoing or future clinical trials not demonstrating the appropriate safety and efficacy of our product candidates; our ability to successfully develop current and future product candidates either independently or in collaboration with business partners; our ability to secure and our use of third-party contract clinical research and data management organizations, raw material suppliers and manufacturers, who may not fulfill their contractual obligations or otherwise perform satisfactorily in the future; manufacturing and maintaining sufficient quantities of clinical trial material on hand to complete our clinical trials on a timely basis; our failure to obtain DSMB or regulatory approval to commence or continue our clinical trials or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others; our collaborators do not fulfill their obligations under our agreements with them in the future; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in related governmental laws and regulations; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005 and in risk factors described in or referred to in greater detail in the “Risk Factors” section of the Company’s prospectus, which forms part of its Registration Statement on Form S-3, which, as amended, was declared effective by the Securities and Exchange Commission on September 21, 2005.
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
Overview
We are a biopharmaceutical company committed to the discovery, development and commercialization of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. We currently have two product candidates in late-stage clinical development. Veronate, our lead product candidate, is the subject of a 2,000 patient Phase III clinical trial, which we initiated in May 2004. We are developing Veronate for the prevention of hospital-associated infections in premature, very low birth weight, or VLBW, infants. We expect to complete the enrollment phase of this trial in November 2005. In February 2004, we completed a 512 patient Phase II clinical trial of Veronate. Veronate has been granted Fast Track and Orphan Drug status by the FDA. We recently completed a 60 patient Phase II clinical trial for our second product candidate, Aurexis, evaluating it as first-line therapy, in combination with antibiotics, to treat serious, life-threatening Staphylococcus aureus, or S. aureus, bloodstream infections in hospitalized patients. Aurexis is also currently being evaluated in another Phase II clinical trial to evaluate its potential impact on S. aureus bacterial load and pulmonary inflammation in cystic fibrosis patients. In addition, we have three preclinical product candidates that are being developed to prevent and treat serious infections.

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
To date, we have devoted substantially all of our efforts towards research and development activities related to the research and development of our product candidates, which are based on our expertise in MSCRAMM proteins. As of September 30, 2005 we had an accumulated deficit of $132.0 million, which includes non-cash expenses of $16.4 million related to the accrual of cumulative preferred stock dividends and the accretion to the redemption value of redeemable convertible preferred stock and $1.0 million related to the amortization of deferred stock compensation. We anticipate that our quarterly and annual results of operations will fluctuate from period to period due to several factors, including progress made in our clinical trial and research and development efforts, the timing and outcome of regulatory approvals, if any, and payments made or received pursuant to existing or future licensing or collaboration agreements. Therefore, meaningful predictions of our future operations are difficult to make.
Recent Developments
In August, we raised $41.25 million in a private placement of 5.0 million shares of common stock, at a price of $8.25 per share, to a group of institutional investors.
In September, we reported that the DSMB responsible for evaluating certain safety and statistical data from the Phase III Veronate clinical trial met to perform its third scheduled review of available data after the 1,500th patient was enrolled. As was the case when the same DSMB met and reviewed available data after both 500 and 1,000 patients had been enrolled in the trial, its members unanimously agreed that the trial should continue as designed, without modification.
In November we reported that in regard to Veronate;
•	We expect to complete the enrollment phase of a 2,000-patient Phase III trial of Veronate, for the prevention of hospital-associated infections in very low birth weight infants, within the next two weeks. We indicated that we had qualified and initiated a total of 98 sites in the United States and Canada, 93 of which have enrolled at least one patient.

•	As a result of a recent pre-BLA meeting, we also reported that we have reached an understanding with the FDA on a regulatory pathway for Veronate, whereby the FDA acknowledged, among other items, that:
♦	we can and should proceed to file a request for a priority review of Veronate.

♦	subject to final clinical data being acceptable, the ongoing 2,000 patient Phase III clinical trial, as designed, can support the registration of Veronate.

♦	we can initiate the BLA process for Veronate by filing the Chemistry, Manufacturing and Control (CMC) section prior to the final Phase III clinical data being available. Accordingly, we plan to initiate a rolling BLA process for Veronate by submitting the CMC section in the first half of 2006.

♦	we will not be required to perform any additional clinical trials to evaluate a minor modification in Veronate’s formulation that we have recently made to improve the product’s stability. The FDA indicated that due to this change, it will require us to manufacture three new consistency lots of Veronate prior to BLA approval.

We also reported in November that with regard to Aurexis;
A strategic decision was made to assess a multi-dose strategy going forward, which we believe will enhance its potential efficacy in patients with serious S aureus bloodstream infections. We are currently discussing the impact of this dosing change with the FDA. We anticipate that these discussions will conclude around year-end, at which time we expect to have better visibility on the nature and timing of our next steps in this program. However, we do expect that this dosing change will cause us to perform some additional clinical and/or preclinical testing of Aurexis before proceeding to a well-powered, follow-on efficacy trial.
Publications
•	We also reported that a paper related to our Phase I Veronate trial entitled “Multi-center Study to Determine Antibody Concentrations and Assess the Safety of Administration of INH-A21, a Donor-Selected Human Staphylococcal Immune Globulin, in Low-Birth-Weight Infants” was published in Antimicrobial Agents and Chemotherapy, Volume 49, Number 10, October 2005, and another paper related to our Phase II Veronate trial entitled “Multi-center Study to Access Safety and Efficacy of INH-A21, a Donor-Selected Human Staphylococcal Immune Globulin, for Prevention of Nosocomial Infections in Very-Low-Birth-Weigh Infants” was published in The Pediatric Infectious Disease Journal, Volume 24, Number 10, October 2005. In addition, the preclinical characterization of Aurexis was published in Infection and Immunity, Volume 73, Number 8, August 2005.
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
Accrued Expenses. The preparation of our financial statements requires us to estimate expenses that we believe we have incurred, but for which we have not yet received invoices from our vendors. This process involves identifying services and activities that have been performed by third-party vendors on our behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date. Examples of expenses for which we accrue based on estimates include fees for services, such as those provided by certain clinical research and data management organizations and investigators in conjunction with clinical trials and fees owed to contract manufacturers in conjunction with the manufacture of materials for our clinical trials. In order to estimate costs incurred to date, but not yet invoiced, we analyze the progress and related activities, invoices received and budgeted costs when evaluating the adequacy of the accrued liability for these related costs. We make these estimates based upon the facts and circumstances known to us at the time and in accordance with generally accepted accounting principles.
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
Research and Development Expense. Research and development expense consists of the expenses incurred in discovering, developing, testing and manufacturing our product candidates. These costs consist primarily of professional fees paid to third-party service providers in conjunction with treating patients enrolled in our clinical trials and monitoring, accumulating and evaluating the related data, salaries and personnel-related expenses, the cost of raw materials, contract manufacturing services, supplies used in clinical trials and research and development activities, consulting, license and sponsored research fees paid to third parties, and facilities costs. We charge all research and development expenses to operations as incurred. In the near-term, we expect our research and development expenses to remain at their current rates and to expend a greater portion of our resources on the development of our two most advanced product candidates, Veronate and Aurexis, than on the development of our preclinical product candidates due to the number of patients we expect to enroll in the clinical trials for these product candidates and the related cost of manufacturing clinical trial materials. Due to the progress and timing of clinical trials, such expenditures are likely to be uneven in future periods. Although we are currently focused primarily on advancing Veronate through its ongoing Phase III clinical trial and Aurexis through a well powered follow-on Phase II/III clinical trial we will make determinations as to how much funding to direct to these programs on an on-going basis in response to their scientific, clinical and regulatory success, and anticipated market value. From inception through September 30, 2005, we have incurred approximately $101.0 million in research and development expenses.
The successful development of our product candidates is highly uncertain. We cannot reasonably estimate the nature, timing and cost of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any of our product candidates due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
•	the scope, rate of progress and cost of our clinical trials and other research and development programs;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost of establishing and maintaining clinical and commercial supplies of our product candidates;

•	the effect of competing technological and market developments;

•	the cost of establishing, maintaining, and protecting our patents and intellectual property portfolio;

•	the availability of funding to continue clinical trials.
The failure to complete the development of our product candidates in a timely manner could have a material adverse effect on our operations, financial position, and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and some of the consequences of failing to do so, are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005, and in risk factors described in or referred to in greater detail in the “Risk Factors” section of the Company’s prospectus, which forms part of its Registration Statement on Form S-3, which was declared effective by the SEC on September 21, 2005.

General and Administrative Expense. General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, sales and marketing, business development and human resource functions. Other significant costs include professional fees for legal, accounting, market research and other consulting services, as well as premiums for insurance including directors and officers insurance. We expect our general and administrative expenses to increase as we add personnel, continue to comply with the reporting obligations and regulations applicable to publicly-held companies and establish an infrastructure in anticipation of the commercialization of our product candidates, particularly Veronate. From inception through September 30, 2005, we have incurred approximately $21.3 million in general and administrative expenses.
Deferred Stock Compensation. Deferred stock compensation for stock options granted to employees has been determined as the difference between the deemed fair value of our common stock for financial reporting purposes on the date such options were granted and the applicable exercise price. This amount is recorded as a reduction of stockholders’ equity and is being amortized on the straight-line basis over the related vesting period, which is generally four years. As of September 30, 2005, we had approximately $0.9 million of deferred stock compensation that will be amortized over the remaining vesting periods of the related stock options.
Interest and Other Income (Expense), net. Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest incurred on capital leases and notes payable. Other income and (expense) has historically consisted of the proceeds from the sale of excess raw materials and the gain or loss on the disposal of equipment.
Results of Operations
Three Months Ended September 30, 2005 and 2004
Revenue. Revenue increased to $328,000 for the three months ended September 30, 2005 from $163,000 for the same period in 2004. This increase of $165,000, or 102%, resulted from proceeds from research activities we performed in 2005 pursuant to a materials transfer agreement that did not exist in 2004. Ongoing revenue consists of quarterly collaborative research and development support fees and license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that support the program.
Research and Development Expense. Research and development expense increased to $8.0 million during the three months ended September 30, 2005 from $5.2 million for the same period in 2004. The increase of $2.8 million or 54%, resulted from a $1.7 million increase in direct clinical trial expenses, a $0.4 million increase in expenses related to the manufacturing of clinical trial material, a $0.3 million increase in salaries and personnel-related expenses, a $0.3 million increase in depreciation and facility-related expenses, and a $0.1 million increase in license fees, legal, and other expenses. Clinical trial expenses related to the ongoing Veronate Phase III clinical trial increased by $1.9 million due to approximately 200 additional patients being enrolled in the trial during the three-month period ended September 30, 2005 as compared to the same period in 2004. This increase was offset by decreases of $0.2 million in clinical trial expenses for the Aurexis program primarily related to completion of the 60 patient Phase II trial for treatment of S. aureus bloodstream infections, offset by increases in clinical trials expenses associated with the Phase I clinical trial in end stage renal patients and the Phase II clinical trial in cystic fibrosis patients. Manufacturing expenses increased by $0.3 million largely due to the manufacture of a large scale run of clinical trial material for Aurexis program during the second and third quarter of 2005, and by $0.1 million for raw materials for the manufacturing of clinical trial material for the Veronate program. Salaries and personnel-related expenses increased due to the hiring of additional personnel needed to support our clinical trials, perform research, and as well as increased salaries for existing employees. Depreciation and facility-related expenses increased due to higher rent and operating expenses related to our new facility. License fees, legal and other expenses increased $0.1 million due to a increase in sponsored research for $0.1 million, and a $0.1 million increase in laboratory supplies due to a higher level of experiments being performed, offset in part by a $0.1 million reduction in legal fees related to establishing, maintaining, and protecting our patents and intellectual property portfolio in the three months ended September 30, 2005 as compared to the same period in 2004.
The following table summarizes the components of our research and development expense for the three months ended September 30, 2005 and 2004.

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
Clinical and manufacturing-related expense	$4,737	$2,645
Salaries and personnel-related expenses	1,674	1,324
License fees, legal, and other expense	949	866
Depreciation and facility-related expense	667	367

Total research and development expense	$8,027	$5,202

General and Administrative Expense. General and administrative expense increased to $1.8 million for the three months ended September 30, 2005 from $1.1 million for the same period in 2004. The increase of $0.7 million, or 67%, was primarily due to additional direct expenses of $0.3 million incurred in 2005 as a result of the Company becoming publicly-traded in June 2004, an increase of $0.2 million in salaries and personnel-related expenses, a $0.1 million increase in marketing research expenses, and an increase of $0.1 million in depreciation and facility-related expenses. The additional expenses of becoming publicly-traded included a significant increase in directors’ and officers’ insurance premiums, higher audit and legal fees, consulting fees associated with implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, consulting and professional fees related to investor relations, and increased compensation for members of our Board of Directors. Salaries and personnel-related expenses increased due to the hiring of additional personnel to support our public company infrastructure, the planned commercialization of Veronate, and higher salaries. Market research expenses increased due to expenditures related to the Veronate program. Depreciation and facility-related expenses increased due to higher rent and operating expenses related to our new facility.
Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation remained at $124,000 for the three months ended September 30, 2005 as in the comparable quarter in 2004. Of the amortization expense for the three months ended September 30, 2005 and 2004, $66,000 related to employees in general and administrative positions while $58,000 related to employees engaged in research and development activities.
Interest and Other Income, net. Interest and other income, net, increased to $557,000 for the three months ended September 30, 2005 from $158,000 for the comparable quarter in 2004. This increase of $399,000 was the result of an increase in interest income of $484,000, which was principally due to significantly higher average cash balances and, to a lesser extent, higher interest rates in the third quarter of 2005. This was offset by an increase in other loss of $52,000 due to the loss on disposal of assets, a one-time gain of $24,000 on the sale of plasma that occurred in 2004, and additional interest expense of $9,000 as a result of higher loan and capital lease balances.
Nine Months Ended September 30, 2005 and 2004
Revenue. Revenue increased to $774,000 for the nine months ended September 30, 2005 from $488,000 for the same period in 2004. This increase of $286,000, or 59%, resulted from proceeds from research activities we performed in 2005 pursuant to a materials transfer agreement that did not exist in 2004. Ongoing revenue consists of quarterly collaborative research and development support fees and license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that support the program.
Research and Development Expense. Research and development expense increased to $25.9 million during the nine months ended September 30, 2005 from $15.3 million for the same period in 2004. The increase of $10.6 million or 69%, resulted from a $6.4 million increase in direct clinical expenses, a $2.9 million increase in expenses related to the manufacturing of clinical trial material, a $1.0 million increase in salaries and personnel-related expenses, and a $0.7 million increase in depreciation and facility-related expenses, offset by a $0.4 million decrease in license fees, legal, and other expenses. Clinical trial expenses related to the ongoing Veronate Phase III clinical trial increased by $6.5 million due to approximately 900 additional patients being enrolled in the trial during the nine-month period ended September 30, 2005 as compared to the same period in 2004. This increase was offset by a decrease of $0.1 million in clinical trial expenses for the Aurexis program primarily related to completion of a 60 patient Phase II trial for treatment of S. aureus bloodstream infections in May 2005, offset by increases in clinical trials expenses associated with a Phase I clinical trial in end stage renal patients and a Phase I and II clinical trials in cystic fibrosis patients. Manufacturing expenses increased by $2.6 million largely due to the manufacture of a large scale run of clinical trial material for the Aurexis program during the second and third quarter of 2005, and by $0.3 million for additional raw materials purchased for the manufacturing of clinical trial material for the Veronate program. Salaries and personnel-related expenses increased due to the hiring of additional personnel needed to support our clinical trials, perform research, and increased salaries for existing employees. Depreciation and facility-related expenses increased due to higher rent and operating expenses related to our new facility. License fees, legal fees, and other expenses decreased as a result of two, one-time license fees paid in 2004 for $0.4 million, and a $0.1 million reduction in legal fees related to cost of establishing, maintaining, and protecting our patents and intellectual property portfolio, offset by a $0.1 million increase in laboratory supplies due to higher level of experiments being performed in the nine months ended September 30, 2005 as compared to the same period in 2004.
The following table summarizes the components of our research and development expense for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
Clinical and manufacturing-related expense	$16,645	$7,303
Salaries and personnel-related expenses	4,940	3,939
License fees, legal, and other expense	2,556	2,945
Depreciation and facility-related expense	1,797	1,115

Total research and development expense	$25,938	$15,302

General and Administrative Expense. General and administrative expense increased to $5.0 million for the nine months ended September 30, 2005 from $2.7 million for the same period in 2004. The increase of $2.3 million, or 84%, was primarily due to additional direct expenses of $1.2 million incurred in 2005 as a result of the Company becoming publicly-traded in June 2004, an increase of $0.7 million in salaries and personnel-related expenses, an increase of $0.2 million in depreciation and facility-related expenses, a $0.1 million increase in marketing research, and a $0.1 million increase in travel and supplies The additional expenses of becoming a publicly-traded company included a significant increase in directors’ and officers’ insurance premiums, higher audit and legal fees, consulting fees associated with implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, consulting and professional fees related to investor relations, and expenditures related to recruiting expenses and increased compensation for members of our Board of Directors. Salaries and personnel-related expenses increased due to the hiring of additional personnel to support our public company infrastructure, planned commercialization of Veronate, and higher salaries. Market research expenses increased due to expenditures related to the Veronate program.

Depreciation and facility-related expenses increased due to higher rent and operating expenses related to our new facility. Travel and supplies increased due to additional personnel.
Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased to $373,000 for the nine months ended September 30, 2005 from $349,000 for the comparable quarter in 2004. This increase of $24,000, or 7%, was the result of the full year-to-date effect of amortization in 2005 from deferred stock compensation recorded from January 2004 through May 2004. Of the amortization expense for the nine months ended September 30, 2005, $198,000 related to employees in general and administrative positions while $175,000 related to employees engaged in research and development activities. Of the amortization expense for the nine months ended September 30, 2004, $193,000 related to employees in general and administrative positions while $156,000 related to employees engaged in research and development activities.
Interest and Other Income, net. Interest and other income, net, increased to $1.5 million for the nine months ended September 30, 2005 from $185,000 for the comparable quarter in 2004. The increase of $1.3 million was principally the result of a $1.4 million increase in interest income due to significantly higher average cash balances and interest rates during the nine months ended September 30, 2005, offset in part by a decrease in interest expense of $22,000 in 2005 due to lower loan balances on our credit facility, an increase in other loss of $52,000 primarily due to a loss on disposal of assets in the third quarter of 2005, and a one-time gain of $38,000 on the sale of plasma that occurred in 2004.
Dividends and Accretion to Redemption Value of Redeemable Preferred Stock. Dividends on preferred stock and accretion to redemption value of redeemable preferred stock decreased to zero for the nine months ended September 30, 2005 from $2.8 million for the same period in 2004. As of June 9, 2004, the closing date of our initial public offering, all the related redeemable preferred stock was converted to common stock, and therefore, we did not record any dividends or accretion to redemption value after that date.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception (May 1994) through September 30, 2005, we have funded our operations primarily with $214.5 million in gross proceeds raised from a series of five private equity financings, our initial public offering in June 2004, and two private placements, or PIPE’s, in November 2004 and August 2005. From inception through September 30, 2005, we have also borrowed a total of $11.9 million under several notes payable, credit facilities with a commercial bank and a local development authority and capital lease lines, and have received approximately $6.5 million in license fees, collaborative research payments, proceeds from a materials transfer agreement and grants, of which $0.9 million is recorded as deferred revenue as of September 30, 2005.
At September 30, 2005, our cash, cash equivalents and short-term investments totaled $97.0 million and we held no investments with a maturity greater than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of government agency securities, high-grade corporate bonds, asset-backed securities, commercial paper and money market accounts.
In October 2004, we entered into an additional capital lease line related to the acquisition of certain laboratory and other equipment for $2.1 million. As of September 30, 2005 $2.0 million was outstanding under this credit facility. This item is listed under the supplemental non-cash investing and financing activities section of the cash flow.
In December 2004, we entered into an interest-free $2.5 million credit facility with a local development authority for laboratory-related leasehold improvements at the Company’s new research and headquarters facility. As of September 30, 2005 $2.5 million was outstanding under this credit facility. Beginning in October 2005, the Company will begin to make the first of 12 equal quarterly
From January 1, 2005 to September 30, 2005, we have made payments of $1.1 million on our existing capital leases and notes payable. We currently are and have been compliant on all debt covenants.

installments of principal of $208,333.
Cash Flows
For the nine months ended September 30, 2005, cash, cash equivalents, and short-term investments increased by $9.8 million, from $87.2 million to $97.0 million. The increase was a result of net proceeds we received from a financing that we completed in August 2005, offset in part by cash used for operating activities, capital expenditures, and the repayment of capital lease obligations and notes payable.
Net cash used in operating activities was $25.9 million for the nine months ended September 30, 2005, primarily reflecting the net loss for the nine month period of $29.1 million, which was offset in part by non-cash charges of $1.6 million and a net increase in operating liabilities over operating assets of $1.6 million. The net loss was the result of conducting clinical trials associated with Veronate and Aurexis, research and development activities and ongoing general and administrative expenses. The net increase in current liabilities over current assets reflected a net increase in accounts payable and accrued liabilities of $2.3 million resulting from an increase in accounts payable associated with manufacturing-related expenses and clinical trial expenses, and an increase in accrued expenses associated with clinical trial expenses, manufacturing-related expenses, salaries and personnel-related expenses, and general expenses. This was offset in part by a net increase of $0.7 million in prepaid expenses, deferred revenue, and accounts receivable associated with prepaid insurance payment, revenue earned, and interest receivable from our short-term investments.
We used approximately $27.0 million of cash for investing activities during the nine months ended September 30, 2005, which consisted of net purchases of short-term investments of $22.5 million, and the purchase of laboratory and computer equipment, leasehold improvements, and software of $4.5 million primarily related to our larger new lab facility and increased headcount.
We received net cash of $40.5 million from financing activities during the nine months ended September 30, 2005, which consisted of proceeds of $2.5 million borrowed under a loan agreement with a local development authority, and $39.1 million from the issuance of common stock related to a private placement of 5.0 million shares of common stock, and the exercise of warrants and stock options, offset in part by payments on our capital leases and notes payable of $1.1 million.
Funding Requirements
Our future funding requirements are difficult to determine and will depend on a number of factors, including the timing and costs involved in conducting clinical trials; obtaining regulatory approvals for our product candidates, if ever; the number of new product candidates we may advance into clinical development; future payments received or made under existing or future license or collaboration agreements; our ability and the time and cost it takes for us to develop a corporate infrastructure to commercialize our products; the cost of filing, prosecuting and enforcing patent and other intellectual property claims; and the need to acquire additional licenses to or acquire new products or compounds. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business, although none are currently anticipated.
Based upon our current business and operating plans, we believe that our existing cash, cash equivalents and short-term investments of $97.0 million as of September 30, 2005, will enable us to operate for a period of at least 21 months. We currently do not have any commitments for future funding, nor do we anticipate that we will generate revenue from the sale of any products for a number of years. Therefore, in order to meet our anticipated liquidity needs beyond 21 months, we will need to raise additional capital. We expect to continue to fund our operations primarily through the sale of additional common stock or other securities and to a lesser extent, strategic collaborations and additional debt financing. These funds may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our clinical trials or commercialization efforts or obtain funds through collaborative arrangements that may require us to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
2005 Financial Guidance
Financial guidance involves a high level of uncertainty and is subject to numerous assumptions and factors. These factors include, but are not limited to, the variability, timing and costs associated with conducting clinical trials, the enrollment rates in such trials, the results of these clinical trials, the manufacturing of the related clinical trial materials, the funding requirements of preclinical research programs, the cost of filing, prosecuting and enforcing patents or other intellectual property rights, the level of general and administrative expenses needed to support our business strategy and the potential that we may enter into new licensing agreements or strategic collaborations in the future. We currently anticipate that, as of September 30, 2005, our financial results for the fiscal year ending December 31, 2005 should reflect the following:
♦	total revenue from existing agreements of approximately $800,000 to $1.0 million;

♦	total operating expenses of approximately $43 to $44 million; and

♦	cash, cash equivalents and short-term investments in the amount of approximately $83 to $85 million at December 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents, and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations, and United States government agency securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not have any foreign currency or other derivative financial instruments and we do not have significant interest rate risk associated with our debt obligations. We have the ability to hold any of our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Date: November 8, 2005	INHIBITEX, INC
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