Form 10-Q
period 2006-03-31
INHIBITEX, INC.
filed 2006-05-10
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2006, 30,251,800 shares of the Registrant’s Common Stock were outstanding.

TABLE OF CONTENTS

PAGE
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of March 31, 2006 and December 31, 2005	3
Statements of Operations for the Three Months Ended March 31, 2006 and 2005 and for the Period from Inception (May 13, 1994) through March 31, 2006	4
Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 and for the Period from Inception (May 13, 1994) through March 31, 2006	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION
Item 1A. Risk Factors	19
Item 6. Exhibits	25
Signatures	26
Exhibit Index
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,722,314	$33,842,937
Short-term investments	43,446,875	53,288,016
Prepaid expenses and other current assets	1,486,252	1,917,436
Accounts receivable	283,428	44,923

Total current assets	78,938,869	89,093,312
Property and equipment, net	7,912,088	8,175,074

Total assets	$86,850,957	$97,268,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,524,706	$1,879,191
Accrued expenses	3,632,476	5,316,906
Current portion of notes payable	1,111,111	1,319,445
Current portion of capital lease obligations	857,154	869,043
Current portion of deferred revenue	191,667	191,667
Other current liabilities	1,152,751	1,152,702

Total current liabilities	9,469,865	10,728,954
Long-term liabilities:
Notes payable, net of current portion	1,250,000	1,458,333
Capital lease obligations, net of current portion	1,434,492	1,646,323
Deferred revenue, net of current portion	650,000	687,500
Other liabilities, net of current portion	1,255,890	1,294,210

Total long-term liabilities	4,590,382	5,086,366

Total liabilities	14,060,247	15,815,320
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2006 and December 31, 2005; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at March 31, 2006 and December 31, 2005; 30,243,262 and 30,219,715 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	30,243	30,220
Warrants	11,514,793	11,514,793
Additional paid-in capital	211,757,980	212,210,931
Deferred stock compensation	—	(772,347)
Deficit accumulated during the development stage	(150,512,306)	(141,530,531)

Total stockholders’ equity	72,790,710	81,453,066

Total liabilities and stockholders’ equity	$86,850,957	$97,268,386

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			Inception
			(May 13, 1994)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
Revenue:
License fees and milestones	$37,500	$37,500	$1,200,000
Collaborative research and development	125,000	125,000	3,124,455
Grants and other revenue	165,387	114,631	751,861

Total revenue	327,887	277,131	5,076,316
Operating expense:
Research and development	7,426,552	9,187,792	117,222,136
General and administrative	2,766,453	1,474,424	26,832,108

Total operating expense	10,193,005	10,662,216	144,054,244

Loss from operations	(9,865,118)	(10,385,085)	(138,977,928)
Other income, net	58,460	—	716,125
Interest income, net	824,883	442,397	4,131,560

Net loss	(8,981,775)	(9,942,688)	(134,130,243)
Dividends and accretion to redemption value of redeemable preferred stock	—	—	(16,382,063)

Net loss attributable to common stockholders	$(8,981,775)	$(9,942,688)	$(150,512,306)

Basic and diluted net loss per share	$(0.30)	$(0.40)

Weighted average shares used to compute basic and diluted net loss per share	30,233,142	25,147,579

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			Inception
			(May 13, 1994)
	Three Months Ended		Through
	March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(8,981,775)	$(9,942,688)	$(134,130,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	488,235	225,514	5,391,294
Stock compensation	333,477	124,188	1,479,753
Loss on sale of equipment	—	—	99,991
Amortization of investment premium or discount	74,147	(1,717)	638,892
Forgiveness of receivables from stockholders	—	—	28,695
Amortization of warrants and discount on debt	—	—	176,477
Stock issued for interest	—	—	126,886
Cumulative effect of change in accounting principle	(58,460)	—	41,040
Changes in operating assets and liabilities:
Prepaid expenses and other assets	431,184	69,908	(1,486,252)
Accounts receivable	(238,505)	(219,577)	(283,428)
Accounts payable and other liabilities	607,244	1,346,834	4,933,347
Accrued expenses	(1,684,430)	917,813	3,632,476
Deferred revenue	(37,500)	(37,500)	841,667

Net cash used in operating activities	(9,066,383)	(7,517,225)	(118,509,405)

Cash flows from investing activities:
Purchases of property and equipment	(225,249)	(2,145,624)	(8,955,427)
Purchases of short-term investments	(5,696,984)	(56,001,384)	(157,405,314)
Proceeds from maturities of short-term investments	15,460,000	31,664,319	113,235,598

Net cash provided by (used) in investing activities	9,537,767	(26,482,689)	(53,125,143)

Cash flows from financing activities:
Proceeds from promissory notes, notes payable and related warrants	—	1,024,680	5,513,492
Payments on promissory notes and capital leases	(640,387)	(344,562)	(5,308,681)
Proceeds from bridge loan and related warrants	—	—	2,220,000
Net proceeds from the issuance of preferred stock and warrants	—	—	81,788,868
Proceeds from the issuance of common stock, net of issuance costs	48,380	168,359	121,143,183

Net cash (used) provided by in financing activities	(592,007)	848,477	205,356,862

(Decrease) increase in cash and cash equivalents	(120,623)	(33,151,437)	33,722,314
Cash and cash equivalents at beginning of period	33,842,937	71,580,823	—

Cash and cash equivalents at end of period	$33,722,314	$38,429,386	$33,722,314

Supplemental cash flow information:
Interest paid	$65,844	$232,318	$1,050,771
Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	—	379,351	4,447,946
Conversion of bridge loans and interest payable into preferred stock	—	—	2,124,576
Preferred stock dividends and accretion of preferred stock to redemption value	—	—	16,382,063
Unrealized loss on short-term investments	(3,978)	(44,089)	(83,949)
The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1. Operations
Inhibitex, Inc. (“Inhibitex” or the “Company”) was incorporated in the state of Delaware in May 1994. Inhibitex is a biopharmaceutical company focused on the discovery and development of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research, conducting pre-clinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage for financial reporting purposes.
The Company has incurred operating losses since inception and expects such losses to continue for the foreseeable future. These losses have largely been the result of research and development expenses related to advancing the Company’s clinical stage product candidates, Veronate® and Aurexis®. Veronate, which was the subject of a recently completed pivotal Phase III clinical trial that failed to meet its primary endpoint, has been in development to prevent hospital-associated infections in very low birth weight infants. The Company recently announced that in light of the Phase III results, it did not foresee performing additional clinical trials in very low birth weight infants with the current donor-selected immune globulin form of Veronate, and was discontinuing the manufacture of the current form of Veronate. Aurexis is currently being developed to treat, in combination with antibiotics, serious, life-threatening Staphylococcus aureus (S. aureus) bloodstream infections in hospitalized patients. The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, or through future equity and/or debt financings or proceeds from potential future collaborations or partnerships. The Company’s ability to continue its operations is dependent, in the near term, upon carefully managing its cash resources, successfully developing its product candidates, entering into collaboration or partnership agreements, executing future financings and ultimately upon achieving profitable operations. There can be no assurance that additional funds will be available on terms acceptable to the Company or that the Company will ever become profitable.
2. Summary of Significant Accounting Policies
Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated.
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
The Company has classified its entire investment portfolio as available-for-sale. These securities are recorded as either cash equivalents or short-term investments. Short-term investments are carried at estimated fair value based upon quoted market prices. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization and accretion are included in interest income, net and realized gains and losses are also included in interest income, net. The cost basis of all securities sold is based on the specific identification method.
Available-for-sale securities as of March 31, 2005 and 2006 consisted of commercial paper, government agency obligations, corporate bonds, and money-market funds.
Property and Equipment, Net. Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives of the related assets:

Asset	Estimated Life
Computer software and equipment	3 years
Furniture and fixtures	7 years
Laboratory equipment	5 years
Leasehold improvements	Lesser of estimated useful life or life of lease

The Company also includes in property and equipment its capitalized costs related to computer software developed for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized in other income, net. Expenditures for repairs and maintenance are charged to expense as incurred.
Revenue Recognition. To date, the Company has not generated any revenues from the sale of products. Revenues to date relate to fees recovered or paid for licensed technology, collaborative research and development agreements, materials transfer agreements, and a grant awarded to the Company by the FDA’s Office of Orphan Products Development. The Company follows the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SAB No. 104, Revenue Recognition. Accordingly, up-front, non-refundable license fees under agreements where the Company has an ongoing research and development commitment are amortized, on a straight-line basis, over the term of such commitment. Revenues received for ongoing research and development activities under collaborative arrangements and materials transfer agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Any amounts received in advance of performance are recorded as deferred revenue until earned. Revenue related to grant awards is recognized as related research and development expenses are incurred.
Accrued Expenses. As part of the process of preparing the Company’s financial statements, management is required to estimate expenses that the Company has incurred, but for which it has not been invoiced. This process involves identifying services that have been performed on the Company’s behalf and estimating the level of services performed by third parties and the associated cost incurred for such services as of each balance sheet date. Examples of expenses for which the Company accrues based on estimates include fees for services, such as those provided by clinical research and data management organizations, investigators, and contract manufacturers in conjunction with the manufacture of clinical trial materials. Estimates of these fees and the related accrual are derived based upon management’s understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed. Management makes these estimates based upon the facts and circumstances known to it at the time and in accordance with U.S. GAAP.
Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets consist primarily of annual license fees, insurance premiums, payments to clinical research organizations that the Company has made in advance of the services being performed, and interest receivable.
Stock-based Compensation. On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, or (“SFAS No. 123 (R)”). Prior to January 1, 2006, the Company accounted for options granted pursuant to its 2004 Stock Incentive Plan and the 2002 Non-Employee Directors Stock Option Plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005, 2004, or 2003, nor in the three-month period ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Results for prior periods have not been restated. The Company uses the Black-Scholes method to estimate the value of stock options granted to employees and applied it not only to new awards, but to previously granted awards that are not fully vested on the effective date of January 1, 2006. Awards granted prior to the Company’s initial public offering that were unvested as of January 1, 2006 are valued under the minimum value method.
Upon the adoption of SFAS No. 123(R) the Company recorded a cumulative effect of a change in accounting principle totaling $58,460 related to expected forfeitures for previously expensed stock-based compensation. The Company's forfeiture rate is based on historical experience as well as anticipated turnover and other qualitative factors.
Prior to the adoption of SFAS No. 123(R), the Company would have presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to the Company’s ability to generate sufficient taxable income in the future.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and expensed over the options’ respective vesting periods.

	Three Months Ended
	March 31,
	2006	2005
Net loss attributable to common stockholders — as reported	$(8,981,775)	$(9,942,688)
Add: Amortization of deferred stock compensation included in net loss — as reported	333,477	124,188
Deduct: Stock compensation expense determined under fair value method	(333,477)	(480,111)

Net loss attributable to common stockholders — pro forma	$(8,981,775)	$(10,298,611)

Net loss attributable to common stockholders per share (basic and diluted):
As reported	$(0.30)	$(0.40)

Pro forma	$(0.30)	$(0.41)

As noted above, the Company recorded stock compensation expense of $333,477, or $0.01 per share, for the three months ended March 31, 2006. As of March 31, 2006, the Company has $2,674,997, net of forfeitures, of unvested awards not yet recognized as an expense. This amount will be recognized and expensed over the respective vesting period of the options on a straight-line basis, which is generally four years. Note that the above pro forma disclosures are provided because employee stock options were not accounted for using the fair-value method during 2005. The Company’s previous pro forma disclosures under SFAS No. 123 did not include implied forfeitures. With the adoption of SFAS No. 123 (R), current stock compensation expense includes forfeiture assumptions.
The fair value of each stock option was estimated at the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rate	4.51%	3.71%
Dividend yield	—	—
Expected weighted average volatility	.70	.50
Expected life of options (years)	4.0	4.0
Weighted average fair value of options granted	$5.79	$3.89
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
Research and Development Expense. Research and development expense primarily consists of costs incurred in the discovery, development, testing, and manufacturing of the Company’s product candidates. These expenses consist primarily of (i) fees paid to third-party service providers to monitor and accumulate data related to the Company’s clinical trials, (ii) costs related to obtaining patents and licenses and sponsored research agreements, (iii) the costs to procure and manufacture materials used in clinical trials, (iv) supplies and facility expenses, and (v) salaries and related expenses for personnel, including stock compensation expense. These costs are charged to expense as incurred.
General and Administrative Expense . General and administrative expense consists of costs incurred to manage the Company and support the Company’s research and development activities. These costs primarily consist of salaries and other related costs for personnel in executive, finance, accounting, information technology, business development, sales and marketing and human resource functions, including stock compensation expense. Other significant costs include professional fees for legal and accounting services, market research and other consulting services, as well as insurance premiums, including those for directors and officers’ liability.
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
Lease Accounting. The Company entered into a lease for its new facility where leasehold improvements paid by the lessor pursuant to the lease agreement are being amortized over the life of the lease as a discount to rent expense and as amortization expense to related leasehold improvements. The balances of the lessor paid leasehold improvements and rent discounts are classified in the balance sheet as leasehold improvements and other liabilities, respectively.
Reclassifications. The Company reclassified previously recognized stock-based compensation expense to the expense line items of Research and development expense and General and administrative expense to conform to the current year presentation as required under U.S. GAAP.
Recent Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 as of January 1, 2006 and had no material impact on its results of operations or financial condition.
3. Net Loss Per Share
The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC SAB No. 98, Earnings Per Share, (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents then outstanding. Common stock equivalents consist of common shares issuable upon the exercise of stock options and warrants. Diluted net loss per share is the same as basic net loss per share since common stock equivalents are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.
The following table sets forth the computation of historical and pro forma basic and diluted net loss attributable to common stockholders per share:

	Three Months Ended
	March 31,
	2006	2005
Historical
Numerator:
Net loss attributable to common stockholders	$(8,981,775)	$(9,942,688)

Denominator:
Weighted average common shares outstanding	30,233,142	25,147,579

Basic and diluted net loss per share	$(0.30)	$(0.40)

The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above calculations as the effect of their inclusion was anti-dilutive.

	March 31,
	2006	2005
Common stock options	2,347,528	2,057,999
Warrants	3,800,143	3,800,143

Total	6,147,671	5,858,142

4. Stock Option Plans
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
2004 Stock Incentive Plan and 2002 Non-Employee Directors Stock Option Plan. In February 2002, the Board of Directors approved the 2002 Plan, which provided for the grant of incentive stock options, non- qualified stock options and other equity related awards to employees, contractors and consultants of the Company. At that time, the Company also adopted the 2002 Non-Employee Directors Stock Option Plan (the “Director Plan”) which provided for the grant of non-qualified stock options and other equity related awards to non-employee members of the Board of Directors. On February 20, 2004, the Board of Directors amended the 2002 Plan and the Director Plan, whereby the 2002 Plan was renamed the 2004 Stock Incentive Plan (the“2004 Plan”). The 2004 Plan was further modified to provide for option grants to non- employee directors and 1,420,180 shares of common stock have been added to the number of reserved shares. Upon the adoption of the 2004 Plan, no further options were authorized to be granted under the Director Plan. In May 2005, pursuant to a stockholder vote the plan was further modified by adding 1,500,000 shares of common stock to the number of the reserved shares available for grant.
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
The following is a summary of all stock option activity and related information related to all the Company’s stock option plans, and 13,972 shares issued outside these plans, from December 31, 2005 through the period ended March 31, 2006;

				Aggregate
		Weighted Average	Weighted Average	Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Share	per Share	term	($000)
Balance at December 31, 2005	2,304,242
Granted	72,500
Exercised	27,381
Forfeited or expired	1,833

Balance at March 31, 2006	2,347,528	$5.96	4.05	$4,085

Vested or expect to vest at March 31, 2006	2,011,960	$5.55	0.57	$4,012

Exercisable at March 31, 2006	1,089,166	$3.99	3.35	$3,242

The weighted-average grant date fair value of options granted during the period ended March 31, 2006 was $8.79. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $226,167 with cash proceeds of $37,430 received by the Company.
5. Subsequent Events
On February 8, 2006, the Compensation Committee of the Company’s Board of Directors granted performance-based stock options to executives and employees to purchase 800,000 shares of the Company’s common stock. The performance condition associated with these grants was the achievement of the primary endpoint in the pivotal Phase III trial of Veronate. On March 30, 2006, the Company learned that this trial failed to achieve its primary endpoint, as filed by the Company on Form 8-K on April 3, 2006. Based upon the performance condition not being met, all 800,000 performance-based options were forfeited. Any stock compensation expense related to these grants for the period beginning on the grant date to March 30, 2006 was reversed upon the forfeiture in the three months ended March 31, 2006.
On April 17, 2006, the Company implemented a reduction in its workforce, for which it expects to record a charge of approximately $1.2 million in the second quarter of 2006 related to one-time termination benefits as filed by the Company on Form 8-K on April 21, 2006.
On April 24, 2006, the Compensation Committee of the Board of Directors approved an incentive program designed to retain key executives and employees of the Company. This plan includes incentives consisting of a combination of cash, restricted stock and stock options, which vest over periods of up to two years as filed by the Company on Form 8-K on April 28, 2006.
On April 25, 2006, the Company terminated its contract manufacturing agreement with Nabi BioPharmaceuticals as filed by the Company on Form 8-K on April 28, 2006. On April 26, 2006, Nabi BioPharmaceuticals invoiced the Company for approximately $3.3 million for cancellation penalties associated with forecasted future production that Nabi BioPharmaceuticals contends are due as a result of the termination. The Company does not believe that termination will result in any material cancellation penalties.
On May 5, 2006, the Company announced that it has received authorization from the U.S. Food and Drug Administration (FDA) to initiate a 16-patient safety and pharmacokinetic trial of two-doses of Aurexis, its humanized monoclonal antibody, in patients with S. aureus bloodstream infections. The Company expects to begin enrolling patients in this trial during the third quarter of 2006 and to complete enrollment around year end. The Company also reported that in addition to completing this small safety and pharmacokinetic trial, the FDA will also require the Company to complete additional preclinical toxicological studies to evaluate two doses of Aurexis in combination with antibiotics. The Company plans to perform these studies in parallel with the safety and pharmacokinetic trial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	our ability to discover and develop novel therapies to prevent or treat serious, life threatening infections based on our expertise in MSCRAMM® proteins;

•	the potential advantages of using antibody-based products over existing therapies;

•	the ability of antibodies that target MSCRAMM proteins to reduce the incidence and severity of bacterial and fungal infections;

•	estimated cash burn rates or operating expenses for the remainder of 2006;

•	the annualized savings related to workforce reductions and one-time charges related to termination benefits;

•	the consideration of other strategic pathways to create shareholder value;

•	our intent to complete analyses on the Veronate Phase III trial, convene a panel in May 2006 and complete its review near the end of June 2006;

•	our plan to not conduct any further clinical trials in very low birth weight infants with the current donor-selected immune globulin form of Veronate;

•	our plans to commence a clinical trial to assess the safety and efficacy of two doses of Aurexis;

•	the expected timing of additional preclinical toxicological studies of two doses of Aurexis;

•	the potential to discover, develop or commercialize any product candidates resulting from existing or future collaborations, including those with Dyax and Wyeth;

•	potential future revenue from collaborative research agreements, partnerships, or materials transfer agreements;

•	the number of months that our current cash, cash equivalents, short-term investments under existing arrangements will allow us to operate;

•	our future financing requirements and how we expect to fund them;

•	our ability to successfully commercialize our products and generate product-related revenue in the future;

•	our plan to establish partnerships or collaborations with other entities to develop and commercialize our product candidates in other countries outside of the United States;

•	the potential volatility of our quarterly and annual operating results;

•	the expectation of continued substantial net losses;

•	the potential benefits related to Fast Track, Orphan Drug and Orphan Medicinal Product status;

•	and our intention to apply for Fast Track and Orphan Drug status for our other product candidates.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: that the preceding preclinical and clinical results related to our antibody-based products, including Aurexis and other product candidates, are not reflective of future results; Wyeth terminating our license and collaborative research agreement; our ability to contract with a sufficient number of clinical trial sites to perform our clinical trials; the cost and rate at which investigators at such sites can recruit patients into our clinical trials; our ongoing or future clinical trials not demonstrating the appropriate safety and efficacy of our product candidates; our ability to successfully develop current and future product candidates either independently or in collaboration with business partners; our ability to secure and our use of third-party contract clinical research and data management organizations, raw material suppliers and manufacturers, who may not fulfill their contractual obligations or otherwise perform satisfactorily in the future; manufacturing and maintaining sufficient quantities of clinical trial material on hand to complete our clinical trials on a timely basis; our failure to obtain Data Safety Monitoring Board or DSMB, or regulatory approval to commence or continue our clinical trials or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others; our collaborators do not fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates, particularly outside of the United States; that no viable product candidates result from the collaborations with Wyeth or Dyax or that product candidates from these collaborations do not demonstrate any therapeutic benefit or an acceptable safety profile in clinical trials; our collaborators do not fulfill their obligations under the our agreements with them in the future; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in related governmental laws and regulations; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2005. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
Inhibitex®, MSCRAMM®, Veronate®, and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.
The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1A of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company focused on the discovery and development of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. In November 2005, we completed enrollment in a 2,017 patient Phase III clinical trial of Veronate, a product candidate that we have been developing for the prevention of certain hospital-associated infections in premature, very low birth weight, or VLBW, infants. On April 3, 2006, we announced that this Phase III trial did not achieve its primary endpoint or any of its secondary endpoints. We recently announced that in light of these Phase III results, we did not foresee performing additional clinical trials in very low birth weight infants with the current donor-selected immune globulin form of Veronate and we discontinued the manufacture of the current form of Veronate. Our second product candidate in clinical development is Aurexis, for which we completed a 60 patient Phase II clinical trial in May 2005, evaluating it as first-line therapy, in combination with antibiotics, to treat serious, life-threatening S. aureus, bloodstream infections in hospitalized patients. We plan to initiate a small safety and pharmacokinetic trial of a two-dose regimen of Aurexis in this same patient population during the third quarter of 2006. In addition to Veronate and Aurexis, we have four preclinical stage programs.
All of our product candidates and preclinical programs are based on our MSCRAMM protein platform, for which we own or have licensed numerous patents and patent applications. We have retained all worldwide rights to both Veronate and Aurexis. We have neither received regulatory approval for, nor derived any commercial revenues from, any of our product candidates. We currently have little, if any, commercialization capabilities, and it is possible that we may never successfully derive any commercial revenues from any of our product candidates or preclinical programs.

We are a development stage company that has generated significant losses since our inception in May 1994. To date, we have devoted substantially all of our efforts towards research and development activities related to our product candidates and preclinical programs. We expect to incur substantial losses for the foreseeable future as we plan to continue the development of our MSCRAMM-based research and development activities and consider other strategic pathways to create shareholder value.
As of March 31, 2006, we had an accumulated deficit of $150.5 million.
Recent Developments
On April 3, 2006, we announced that Veronate had failed to meet its primary endpoint in a pivotal Phase III clinical trial for the prevention of hospital-associated infections due to Staphylococcus aureus (S. aureus) in premature infants weighing between 500 and 1,250 grams at birth. We further reported that there were no measurable effects or trends in favor of Veronate relative to the primary endpoint or any of the secondary endpoints in this trial. We also reported that the observed event rate for the primary endpoint was consistent with the assumptions used to design and power the trial. Additionally, there were no significant differences in frequencies of adverse events between the treatment and placebo groups.
Based on these results, we have undertaken the following activities and actions.
•	We have assembled an independent panel of experts in the fields of neonatology, immunology and infectious diseases to review the Veronate program in its entirety. The panel is scheduled to convene in May.

•	We are currently conducting various analyses of our preclinical and clinical data, as well as analyzing the various lots of clinical trial material used in the Phase II and Phase III trials in an effort to determine whether the results of the Phase III Veronate trial were a consequence of one or more factors, including the potency and consistency of the clinical trial material, the immune status of very low birth weight infants, the change in the dosing schedule, and the utility of donor-selected polyclonal anti-MSCRAMM® antibodies against staphylococcal organisms.

•	We have halted the manufacture of clinical trial material used in the clinical development of Veronate as a donor-selected immune globulin. We do not intend to conduct future clinical trials in VLBW infants with the current donor-selected immune globulin form of Veronate.

•	We terminated our contract manufacturing agreement with Nabi Biopharmaceuticals and suspended collections of all plasma used to manufacture the current donor-selected immune globulin form of Veronate. Nabi BioPharmaceuticals invoiced us for approximately $3.3 million for cancellation penalties associated with forecasted future production that Nabi BioPharmaceutical contends are due as a result of the termination. We do not believe that termination will result in any material cancellation penalties.

•	We reduced our workforce by eliminating 35 positions. This reduction, which represents approximately 40% of our workforce, was largely focused in areas dedicated to the planned commercialization of Veronate. As a result, we anticipate recording a charge of approximately $1.2 million in the second quarter of 2006 related to the cost of one-time termination benefits.

•	We established an incentive program designed to retain our key executives and employees. This plan includes incentives consisting of a combination of cash, restricted stock and stock options.

•	We have initiated a review of other strategic pathways that we may consider in the future to optimize shareholder value pending the results of the ongoing review of the Veronate Phase III trial results.
In April 2006, we and Biosynexus, Inc. amicably resolved matters without any financial or other material obligation to each other.
On May 5, 2006, we announced that we had received authorization from the FDA to initiate a 16-patient safety and pharmacokinetic trial of two doses of Aurexis® in patients with S. aureus bloodstream infections. Patients in the trial will be administered two doses of Aurexis and will also receive standard of care antibiotic therapy. We expect to begin enrolling patients in this trial during the third quarter of 2006.
On May 5, 2006, we also provided financial guidance for the remainder of 2006. We announced that based on the cost reductions we have recently implemented, we estimated that our net cash burn rate for the second quarter of 2006 will approximate $10 to $11 million and we expect this to decrease to $5 to $6 million per quarter during the second half of the year. The uncertain status of our Veronate program, coupled with the timing and progress of our clinical trials and research and development efforts, the timing and outcome of regulatory approvals, if any, payments made or received pursuant to existing or future licensing, collaboration or partnership agreements, and our the potential that we may pursue a different strategic direction in the future make meaningful predictions of our future operations difficult to make. We may delay, curtail or terminate the development of any or all of our product candidates, resulting in potentially smaller quarterly and annual operating expenses, or we may undertake new strategic initiatives in the future that may increase our expenses.
Based upon the results of our recently completed Phase III Veronate trial, our strategic direction is uncertain. We currently do not intend to conduct future clinical trials in VLBW infants with the current donor-selected immune globulin form of Veronate. Pending the outcome of our analyses of the Phase III Veronate results, we may or may not determine that future investment in the development of Veronate is warranted, or may only be warranted if we can share the risk and expense of further development with a strategic collaborator or partner. In addition, we may decide to terminate the development of Aurexis if our assessment of the Phase III Veronate results cast doubt on the utility of antibody-based products that target MSCRAMM proteins. Further, if we continue to proceed with the development of Aurexis, we may or may not decide to develop it independently and may not advance it beyond the planned safety and pharmacokinetic clinical trial unless we are able to attract a strategic, corporate or financial collaborator or partner. While we currently anticipate expending additional resources on our MSCRAMM-based clinical and preclinical programs, we are also considering other strategic pathways with which to utilize our assets to maximize shareholder value in the future. We intend to make a full assessment of our overall strategic direction based upon the completion of our ongoing analyses of the Veronate Phase III results and the findings of an independent panel of experts that is reviewing the entire Veronate program.
Critical Accounting Policies
Management’s Discussion and Analysis of Results of Operations discusses our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require significant judgment and estimates:
•	Revenue Recognition

•	Accrued Expenses

•	Stock-based Compensation
There has been no change in the underlying accounting assumptions and estimates used in the above critical accounting policies in the first quarter of 2006, except for stock-based compensation as described in detail below:
Stock-Based Compensation
We adopted SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) on January 1, 2006. We adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. We use the Black-Scholes method to estimate the value of stock options granted to employees and apply it not only to new awards, but to previously granted awards that were not fully vested on the effective date of January 1, 2006. Awards granted prior to our initial public offering that were unvested as of January 1, 2006 are valued using the minimum value method.
Upon the adoption of SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle of $58,000 related to expected forfeitures for previously expensed stock-based compensation.
We recorded stock compensation expense of $0.3 million, or $0.01 per share, in the quarter ending March 31, 2006, of which $0.1 million was recorded as a research and development expense and $0.2 million was recorded as a general and administrative expense. As of March 31, 2006, we have $2.7 million, net of forfeitures, of unvested awards not yet recognized as an expense. This amount will be recognized and expensed over the respective vesting period of the options, which is generally four years. Our previous pro forma disclosures under SFAS No. 123 did not include implied forfeitures. With the adoption of SFAS No. 123(R) stock compensation expense includes our forfeiture assumptions. Please see Note 2 to our Financial Statements for further information on stock-based compensation.
Results of Operations
Three Months Ended March 31, 2006 and 2005
Revenue. Revenue increased to $328,000 for the three months ended March 31, 2006 from $277,000 for the same period in 2005. This increase of $51,000, or 18%, was the result of additional proceeds received from research activities performed under a materials transfer agreement. Other revenue consists of quarterly collaborative research and development support fees and license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that support the program.
Research and Development Expense. Research and development expense decreased to $7.4 million during the three months ended March 31, 2006 from $9.2 million for the same period in 2005. This decrease of $1.8 million or 19%, resulted from a $1.8 million decrease in expenses related to the manufacturing of clinical trial material and a $0.9 million decrease in direct clinical trial expenses, offset in part by a $0.5 million increase in license fees, patent-related legal fees, and other expenses, a $0.3 million increase in salaries, benefits and stock compensation expenses, and $0.1 million increase in depreciation and facility-related expenses. Manufacturing expenses decreased by $1.6 million due to the manufacture of clinical trial material for the Aurexis program during the first quarter of 2005, and by $0.2 million for the manufacturing of clinical trial material for the Veronate program as compared to the same period in 2005. Clinical trial expenses associated with the Veronate program decreased by $0.5 million due to the completion of the Phase III Veronate trial. In addition there was a decrease of $0.4 million in clinical trial expenses for the Aurexis program primarily related to completion of the 60 patient Phase II clinical trial advisory in 2005. License fees, legal and other expenses increased due to a $0.2 million increase in sponsored research, a $0.2 million increase in legal fees related to establishing, maintaining and protecting our patents and intellectual property portfolio and a $0.1 million increase in laboratory supplies . Salaries, benefits and stock compensation expense increased due to the hiring of additional personnel to support our clinical trials and perform research, increased salaries for existing employees, and higher stock compensation expense. Depreciation and facility-related expenses increased due to higher rent and operating expenses related to our new facility.
The following table summarizes the components of our research and development expense for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Clinical and manufacturing-related expense	$3,645	$6,359
Salaries, benefits and stock compensation expense	1,786	1,520
License fees, legal, and other expense	1,348	781
Depreciation and facility-related expense	648	528

Total research and development expense	$7,427	$9,188

General and Administrative Expense. General and administrative expense increased to $2.8 million for the three months ended March 31, 2006 from $1.5 million for the same period in 2005. The increase of $1.3 million, or 87%, was primarily due to higher costs associated with ongoing corporate consulting, legal and accounting fees and insurance premiums of $0.6 million, a $0.3 million increase in market research expenses, and an increase of $0.4 million in salaries, benefits and stock compensation expense. Corporate consulting, legal and accounting, and insurance expenses increased due to an increase in premiums for clinical trial, property, and directors’ and officers’ insurance, advisory services rendered during the first quarter of 2006, an increase in fees related to investor relations activities, and an increase in legal and accounting fees. Market research expense increased due to expenditures related to the Veronate program. Salaries, benefits and stock compensation expense increased due to the hiring of additional personnel for the planned commercialization of Veronate, higher salaries for existing employees and higher stock compensation expense.

Interest Income, net. Interest income, net increased to $0.8 million for the three months ended March 31, 2006 from $0.4 million for the comparable quarter in 2005. This increase of $0.4 million was the result of an increase in interest income of $0.4 million, which was principally due to higher interest rates in the first quarter of 2006 as compared to the same period in 2005.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception (May 13, 1994) through March 31, 2006, we have funded our operations primarily with $214.4 million in gross proceeds raised from a series of five private equity financings, our initial public offering in June 2004, and two private placements in November 2004 and August 2005. From inception through March 31, 2006, we have also borrowed a total of $12.2 million under several notes payable, credit facilities with a commercial bank and a local development authority and capital lease lines. We have also received approximately $6.9 million in license fees, collaborative research payments, proceeds from a materials transfer agreement, and grants, of which $0.8 million is recorded as deferred revenue as of March 31, 2006.
At March 31, 2006, our cash, cash equivalents and short-term investments totaled $77.2 million and we held no investments with a planned maturity greater than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government agency securities, high-grade corporate bonds, asset-backed securities, commercial paper, certificates of deposit, and money market accounts.
From January 1, 2006 to March 31, 2006, we made payments of $0.6 million on our existing capital leases and notes payable. We currently are and have been compliant on all debt covenants.
Cash Flows
For the three months ended March 31, 2006, cash, cash equivalents and short-term investments decreased by $9.9 million, from $87.1 million to $77.2 million. This decrease was primarily the result of cash used for operating activities, the repayment of capital lease obligations and notes payable, and capital expenditures.
Net cash used in operating activities was $9.1 million for the three months ended March 31, 2006, reflecting the net loss for the three month period of $9.0 million and a net decrease in operating liabilities over operating assets of $0.9 million, which was offset in part by non-cash charges of $0.8 million. The net loss was the result of conducting clinical trials associated with Veronate and Aurexis, research and development activities, and ongoing general and administrative expenses. The net decrease in current liabilities over current assets reflected a net decrease in accounts payable and accrued liabilities of $1.1 million resulting from reduced clinical trial and manufacturing-related expenses, which was offset in part by a net decrease of $0.2 million in prepaid expenses, deferred revenue, and accounts receivable associated with prepaid insurance payments, revenue earned, billed receivables, and interest receivable from our short-term investments.
We received approximately $9.5 million of cash from investing activities during the three months ended March 31, 2006, which consisted of net proceeds from short-term investments of $9.7 million, offset in part by the purchase of laboratory and computer equipment of $0.2 million.
We used net cash of $0.6 million from financing activities during the three months ended March 31, 2006 for scheduled payments on our capital leases and notes payable.
Funding Requirements
Our future funding requirements are difficult to determine and will depend on a number of factors, including the timing and costs involved in conducting future clinical trials, if any; obtaining regulatory approvals for our product candidates, if ever; the number of new product candidates we may advance into clinical development; future payments received or made under existing or future license or collaboration agreements; the cost of filing, prosecuting and enforcing patent and other intellectual property claims; and the need to acquire additional licenses to or acquire new products or compounds. We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business, although currently no arrangements, agreements, or understandings are in place.

Based upon the results of our recently completed Phase III Veronate trial, our strategic direction is uncertain. We currently do not intend to conduct future clinical trials in VLBW infants with the current donor-selected immune globulin form of Veronate. Pending the outcome of our analyses of the Phase III Veronate results, we may or may not determine that future investment in the development of Veronate is warranted, or may only be warranted if we can share the risk and expense of further development with a strategic collaborator or partner. In addition, we may decide to terminate the development of Aurexis if our assessment of the Phase III Veronate results cast doubt on the utility of antibody-based products that target MSCRAMM proteins. Further, if we continue to proceed with the development of Aurexis, we may or may not decide to develop it independently and may not advance it beyond the planned safety and pharmacokinetic clinical trial unless we are able to attract a strategic, corporate or financial collaborator or partner. While we currently anticipate expending additional resources on our MSCRAMM-based clinical and preclinical programs, we are also considering other strategic pathways with which to utilize our assets to optimize shareholder value in the future. We intend to make a full assessment of our overall strategic direction based upon the completion of our ongoing analyses of the Veronate Phase III results and the findings of an independent panel of experts that is reviewing the entire Veronate program. We anticipate completing these analyses near the end of June 2006.
Based upon our current business and operating plans, we believe that our existing cash, cash equivalents and short-term investments of $77.2 million as of March 31, 2006 will enable us to operate for a period of at least 24 months. We currently do not have any commitments for future funding, nor do we anticipate that we will generate revenue from the sale of any products for the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 24 months, we will need to raise additional capital. We expect to continue to fund our operations with our existing cash, cash equivalents and short-term investments, or through the sale of additional common stock or other securities, strategic collaborations, partnerships, and additional debt financing. These funds may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our clinical trials or obtain funds through collaborative arrangements or partnerships that may require us to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents, and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations, and United States government agency securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not have any foreign currency or other derivative financial instruments and we do not have significant interest rate risk associated with our debt obligations. We have the ability to hold any of our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our financial condition, and our ability to raise additional capital in the future or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed except as set forth below.
Risks Relating to Our Business
Our prospects to date have been largely dependent on the success of Veronate, which was the subject of a pivotal Phase III clinical trial that failed to meet its primary endpoint. Although we have implemented a reduction in our workforce and decreased our operating expenses, we may be unable to successfully manage our remaining resources, including available cash, cash equivalents and short-term investments, while we seek to determine the implications, if any, of the Phase III Veronate results on our other MSCRAMM-based product candidates and consider other potential strategic pathways.
On April 3, 2006, we announced that in a pivotal Phase III clinical trial of Veronate for the prevention of hospital-associated infections due to S. aureus in premature infants weighing between 500 and 1,250 grams at birth had failed to meet its primary endpoints. We further reported that there were no measurable effects or trends in favor of Veronate relative to the primary endpoint or any of the secondary endpoints in this trial. Up to this point in time, we had devoted a substantial amount of our research, development and clinical efforts and financial resources toward the development and potential commercialization of Veronate. In light of these Phase III results, we announced that we have reduced our workforce from 83 to 48 positions, and estimated that we will incur approximately $1.2 million of one-time termination benefits, all of which will be cash expenditures. We have also halted the manufacture of the current donor-selected form of Veronate and have terminated our related contract manufacturing agreement.
We are currently conducting various analyses of our preclinical and clinical data related to Veronate, as well as analyzing the various lots of clinical trial material used in the Phase II and Phase III trials in an effort to determine whether the results of the Phase III Veronate trial were a consequence of one or more factors, including the potency and consistency of the clinical trial material, the immune status of very low birth weight infants, the change in the dosing schedule, and the utility of donor-selected polyclonal anti-MSCRAMM® antibodies against staphylococcal organisms. We anticipate completing these analyses near the end of June 2006. We have also assembled an independent panel of experts in the fields of neonatology, immunology and infectious diseases to review the Veronate program in its entirety. The panel is scheduled to convene in May.
Based upon the results of our recently completed Phase III Veronate trial and the status of our ongoing analyses of these results, our future strategic direction is uncertain. We currently do not intend to conduct future clinical trials in VLBW infants with the current donor-selected immune globulin form of Veronate. Pending the outcome of our analyses of the Phase III Veronate results, we may or may not determine that future investment in the development of Veronate is warranted, or may only be warranted if we can share the risk and expense of further development with a strategic collaborator or partner. In addition, we may decide to terminate the development of Aurexis if our assessment of the Phase III Veronate results casts doubt on the utility of antibody-based products that target MSCRAMM proteins. Further, if we continue to proceed with the development of Aurexis, we may or may not decide to develop it independently and may not advance it beyond the planned safety and pharmacokinetic clinical trial unless we are able to attract a strategic, corporate financial collaborator or partner. While we currently anticipate expending additional resources on our MSCRAMM-based clinical and preclinical programs, we are also considering other strategic pathways with which to utilize our assets to maximize shareholder value in the future. We intend to make a full assessment of our overall strategic direction based upon the completion of our ongoing analyses of the Veronate Phase III results and the findings of an independent panel of experts that is reviewing the entire Veronate program.
We may not be able to determine the factors that may have caused our Phase III Veronate trial to be unsuccessful, or whether the outcome of this trial casts doubt on the utility of antibody-based products that target MSCRAMM proteins. In addition, in the event we decide to further develop Veronate, Aurexis, or both, we may not be able to attract a strategic collaborator or partner to co-develop these product candidates in the future. Further, we may not be able to successfully identify, execute or implement any other strategic alternative, and even if we decide to pursue one or more alternatives, we may be unable to do so on terms acceptable to us or our stockholders. Any potential future strategic decisions we make may disappoint investors and further depress the price of our common stock and the value of your investment in our common stock, and may require us to raise more money, incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.
The use of MSCRAMM proteins to develop antibody-based products is an unproven approach, and no antibody-based products that target MSCRAMM proteins have been successfully developed or approved.
All of our clinical stage and preclinical programs, including Veronate and Aurexis, target various MSCRAMM proteins on the surface of pathogenic organisms. We recently announced that our pivotal 2,017 patient Phase III trial of Veronate had failed to meet its primary endpoint for the prevention of hospital-associated infections due to S. aureus in premature infants weighing between 500 and 1,250 grams at birth. We further reported that there were no measurable effects or trends in favor of Veronate for the primary or any of the secondary endpoints.
The use of MSCRAMM proteins to develop antibody-based products is an unproven approach. These proteins, or the antibodies that target them, have yet to be used by us or others to achieve statistically significant clinical trial results or successfully develop any approved drugs. MSCRAMM proteins may ultimately prove to be a non-viable target for developing anti-infective or other drug candidates, and the Phase III clinical trial results for Veronate may cast doubt on the viability of our MSCRAMM protein approach and our entire portfolio of potential product candidates. If MSCRAMM proteins prove to be non-viable drug targets, we may need to curtail or cease the development of our product candidates, restructure the Company and seek other strategic alternatives.
If the clinical trials involving our product candidates are unsuccessful or delayed, we could be delayed or precluded from further developing or ultimately selling our product candidates.
You must evaluate us in light of the uncertainties, complexities and risks present in a development stage biopharmaceutical company. In order to receive regulatory approval to sell our product candidates, we must conduct extensive, and numerous clinical trials to demonstrate their safety and efficacy to the satisfaction of the FDA or other regulatory authorities. Clinical testing is expensive, takes many years to complete, and its outcome is highly uncertain. Delays, or clinical setbacks or failures may occur at any time, or in any phase of the clinical development process for a number of reasons, including safety concerns, a lack of demonstrated efficacy, poor trial design, and manufacturing-related issues related to the material used to conduct the clinical trials. If the enrollment of patients into our clinical trials is delayed or proceeds at a slower pace than expected, our clinical trials will take longer, and cost more, to complete. The results of preclinical studies and prior clinical trials of our product candidates may not predict the results of later-stage clinical trials. Product candidates in later stages of clinical development may fail to show desired safety and efficacy traits despite having successfully demonstrated so in earlier clinical testing. Even if the data collected from clinical trials involving our product candidates are satisfactory and demonstrate safety and efficacy, such results may not be sufficient to support the submission of a Biologic License Application, BLA, or to obtain regulatory approval from the FDA in the United States, or elsewhere.
We recently completed a 2,017 patient Phase III trial of Veronate that failed to meet the primary endpoint. We have also completed a 512 patient Phase II trial for Veronate and a 60 patient Phase II trial for Aurexis, both of which demonstrated favorable trends but were not powered to demonstrate statistically significant differences or results. We cannot assure you that the results of any early-stage trials we perform are predictive of the outcome of later-stage trials. Even if our product candidates are ultimately granted regulatory approval, post-approval or Phase IV clinical trials may demonstrate safety concerns that require removing the product from the marketplace.
We may be forced to delay, curtail, or terminate the development or commercialization of our clinical or preclinical product candidates if we are unable to obtain additional funding.
In order to complete the clinical development of our clinical or preclinical stage product candidates, we expect that we will need additional capital in the future. The extent of this need will depend on many factors, some of which are beyond our control, including:
•	the successful development of our product candidates in preclinical and clinical testing;

•	the time it takes to receive the regulatory approvals needed to market or advance our product candidates through clinical development;

•	future payments, if any, received or made under existing or possible future collaborative arrangements or licences;

•	the costs associated with protecting and expanding our patent and other intellectual property rights; and

•	the need to acquire rights or licenses to new products or compounds.
In the event we continue further develop our product candidates, we may require a collaborator or partner to do so. Except for our license and collaboration agreements with Wyeth and Dyax, we have not entered into any such arrangements, and we cannot assure you that we will be able to reach an agreement with a suitable collaborator or partner on acceptable terms, if at all.
We anticipate that our existing cash, cash equivalents and short-term investments will enable us to operate for a period of at least 24 months from the date of this filing. We have no other committed sources of additional capital at this time. We cannot assure you that funds will be available to us in the future on acceptable terms, if at all. If adequate funds are not available to us on terms that we find acceptable, or at all, we may be required to delay, reduce the scope of, or eliminate research and development efforts or clinical trials on any or all of our product candidates. We may also be forced to curtail or restructure our operations, obtain funds by entering into arrangements with collaborators or partners on unattractive terms, sell or relinquish rights to certain technologies, product candidates or our intellectual property that we would not otherwise sell or relinquish in order to continue our operations.
If third-party suppliers upon whom we rely or may rely to provide us with the critical raw material for Veronate do not perform or fail to comply with strict regulations, our clinical trials for, and the commercialization of, Veronate could be terminated, delayed, or adversely affected.
We purchased the vast majority of the plasma we used to manufacture clinical trial materials for the clinical development of Veronate from DCI Management Group, LLC, or DCI, under a long-term supply contract. We also entered into long-term supply arrangements with two other suppliers to provide us with plasma for our planned commercialization of Veronate. Based upon the results of our Phase III Veronate trial, we have suspended the collection of plasma from all of these suppliers. In the event we determine that we need to resume the collection of similar or different plasma in the future, it may be difficult for us to find a sufficient supply from these or other vendors on commercially acceptable terms, if at all, without undue delays, which could adversely impact our costs, as well as our ability to manufacture sufficient quantities of the similar or different form of Veronate in the future to conduct additional clinical trials or meet commercial demands.
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
Due to regulatory restrictions inherent in a Biologic License Application, or BLA, the manufacture of many biologic-based products, including our product candidates, is generally sole-sourced. In accordance with FDA-mandated cGMPs, changing manufacturers for a biologic product generally requires re-validation of the manufacturing processes and procedures, and may require further clinical trials. Changing our current or future contract manufacturers may be difficult for us and could be costly and take several years to complete, which could result in our inability to manufacture our products or product candidates for an extended period of time. Further, we do not have any alternate manufacturing plans for our product candidates at this time. It may be difficult or impossible for us to find alternative manufacturers on commercially acceptable terms, if at all.
We recently terminated our contract manufacturing agreement with Nabi Biopharmaceuticals, or Nabi, for the manufacture of Veronate in its current form as a donor-selected immune globulin. In the event that we need to manufacture additional quantities of a plasma-derived or other form of Veronate in the future, it may be difficult for us to find alternative manufacturers, if at all.
If we fail to establish marketing and sales capabilities or fail to enter into effective sales, marketing and distribution arrangements with third parties, we may not be able to successfully commercialize our products.

In light of the Phase III Veronate results, we have indefinitely postponed the planned development of hospital focused internal sales and marketing capabilities to potentially market and promote our product candidates, particularly Veronate, if approved. There can be no assurance that we will be able to establish these specialized sales and marketing capabilities if and when we intend to market and sell our product candidates. We currently have no infrastructure to support such activities or the commercialization of hospital-based pharmaceutical products. Our future profitability may depend in part on our ability to develop a capable hospital-based sales force and suitable marketing capabilities. The development of our own hospital-based sales force and marketing capabilities may result in us incurring significant costs before the time that we may generate significant commercial revenues. We may not be able to attract and retain qualified marketing personnel, or be able to establish an effective hospital-based sales force. To the extent that we enter into marketing and sales arrangements with other companies to sell, promote or market our products in the United States or abroad, our product revenues, which may be in the form of direct revenue, a royalty, or a split of profits, will depend on their efforts, which may not be successful.
Veronate, in its current form, is a blood product derived from human plasma. The administration of blood products could result in the transmission of infectious diseases or impurities that could prevent us from selling Veronate or expose us to liability.
We had been developing Veronate as a donor-selected immune globulin. Immune globulins contain antibodies derived from human plasma, which is a component of blood. Certain pathogenic organisms and impurities may be found in blood. While the collection, testing, processing, manufacture, and storage of immune globulins like Veronate are designed to eliminate harmful pathogens or other impurities, we cannot assure you that this will prevent the transmission of either known or unknown pathogens or impurities to patients that are treated with Veronate. In the event such pathogens or other impurities were suspected or known to have been transmitted to any patient, we may be subject to product liability claims from those individuals that participated in our clinical trials of Veronate.
Based on the results of our Phase III Veronate clinical trial, we currently do not intend to conduct future clinical trials in very low birth weight infants with the current donor-selected immune globulin form of Veronate, and we have halted the manufacture of Veronate as a donor-selected immune globulin. If we were to continue the development of Veronate as a blood-product, and it was suspected or known to have transmitted any harmful pathogens or impurities, its approval may be delayed, suspended or withdrawn, we could be forced to recall it or certain lots of it, and we may be subject to product liability claims. Further, if public concern arises that any blood product other than Veronate or blood products in general may transmit a disease or unknown pathogens or impurities, approval for Veronate may be delayed or withdrawn, or the potential use of Veronate may be reduced or limited due to these concerns.
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
In January 2003 in the Superior Court of Fulton County, Georgia, Biosynexus, Inc. filed suit against us alleging the misappropriation of trade secrets, which we purportedly received through a large, nationally recognized third-party contract research organization and utilized in the design of our clinical trials for Veronate. In April 2006, we amicably resolved this matter with Biosynexus, Inc. without any financial or other material obligation to each other.
If we are unable to retain or attract key employees, advisors or consultants, we may be unable to successfully develop and commercialize our product candidates or otherwise manage our business effectively.
Our success depends in part on our ability to retain and attract qualified management and personnel, directors, and academic scientists and clinicians as advisors or consultants. We are currently dependent upon the efforts of our executive officers and a number of key employees. In light of the results of our recently completed Phase III Veronate clinical trial, we implemented a company-wide workforce reduction in which we eliminated 35 positions. We have also implemented certain incentives designed to retain five of our executive officers and certain key employees over the next two years. We cannot assure you that these retention incentives will be sufficient to retain our executive officers or key employees, and if we are unable to retain these individuals, the ability to attract suitable replacements on a timely basis may be difficult, and our business may be harmed.
We have experienced losses since our inception. We expect to continue to incur such losses for the foreseeable future and we may never become profitable.
Since inception (May 13, 1994) through March 31, 2006, we have incurred a cumulative deficit of approximately $150.5 million. Our losses to date have resulted principally from:
•	costs related to our research programs and the clinical development of our product candidates; and

•	general and administrative costs relating to our operations.
We anticipate incurring losses for the foreseeable future as we further develop our product candidates, which will generally require us to conduct significant research and laboratory testing, conduct extensive and expensive clinical trials, as well as seek regulatory approvals. We cannot assure you that we will generate direct or royalty revenue from the sale of products or ever become profitable.
We may be unable to successfully develop or commercialize product candidates that are the subject of collaborations if our collaborators do not perform.
We have entered into and expect to continue to enter into and rely on collaborations, license agreements, or other arrangements with third parties to develop and/or commercialize our product candidates in the future. If we do so, such collaborators may not perform as agreed, or may fail to comply with strict regulations or elect to delay or terminate their efforts in developing or commercializing our product candidates. We currently have collaborations with Dyax Corp. to jointly develop a monoclonal antibody that targets MSCRAMM proteins on enterococci and with Wyeth to develop a vaccine to prevent staphylococcal infections in humans. We believe these collaborations are desirable for us to fund research and development activities, provide a suitable manufacturer, and obtain regulatory approvals and to successfully commercialize any product candidates that result from these collaborations. We cannot assure you that any products will emerge from our relationships with Dyax or Wyeth, or from other collaborations we may enter into in the future related any of our other product candidates.
Our revenues, expenses and results of operations will be subject to significant fluctuations, which will make it difficult to compare our operating results from period to period.
Until we have successfully developed and commercialized a product candidate, we expect that substantially all of our revenues will result from payments we receive under collaborative arrangements or license agreements where we grant others the right to our intellectual property. To date, these payments have been in the form of up-front license and ongoing research and development support payments and from time to time, payments under materials transfer agreements. We may not be able to generate additional revenues under existing or future collaborative agreements. Furthermore, payments potentially due to us under our existing and any future collaborative arrangements, including any milestone and up-front payments, are subject to significant fluctuation in both timing and amount, or may never be earned or paid. Therefore, our historical and current revenues may not be indicative of our ability to achieve additional research and development support payments or payment-generating milestones. In addition, our supply and manufacturing agreements with respect to Aurexis may require us to purchase certain minimum amounts that we may not need and therefore may not be cost effective to us. We expect that our operating results will vary significantly from quarter to quarter and year to year as a result of the timing of our research and development efforts, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, the timing of the manufacture of our product candidates, or other development related factors.
Based upon the results of our recently completed Phase III Veronate trial, our strategic direction is uncertain. We currently do not intend to conduct future clinical trials in VLBW infants with the current donor-selected immune globulin form of Veronate. Pending the outcome of our analyses of the Phase III Veronate results, we may or may not determine that future investment in the development of Veronate is warranted, or may only be warranted if we can share the risk and expense of further development with a strategic collaborator or partner. In addition, we may decide to terminate the development of Aurexis if our assessment of the Phase III Veronate results cast doubt on the utility of antibody-based products that target MSCRAMM proteins. Further, if we continue to proceed with the development of Aurexis, we may or may not decide to develop it independently and may not advance it beyond the planned safety and pharmacokinetic clinical trial unless we are able to attract a strategic, corporate or financial collaborator or partner. While we currently anticipate expending additional resources on our MSCRAMM-based clinical and preclinical programs, we are also considering other strategic pathways with which to utilize our assets to optimize shareholder value in the future. Accordingly, our revenues and results of operations for any period may not be comparable to the revenues or results of operations for any other period.
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
The market price of our common stock has been highly volatile since we completed our initial public offering in June 2004. The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors and events, including but not limited to:
•	disclosure of our or our competitors’ clinical trial status or data;

•	the approval or commercialization of new products by us or our competitors, and the disclosure thereof;

•	announcements of scientific innovations by us or our competitors;

•	rumors relating to us or our competitors;

•	public concern about the safety of our product candidates, products or similar classes of products;

•	litigation to which we may become subject;

•	disclosures of any favorable or unfavorable clinical or regulatory developments concerning our clinical trials, manufacturing, or product candidates;

•	actual or anticipated variations in our annual and quarterly operating results;

•	changes in general conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in drug reimbursement rates or government policies related to reimbursement;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	new regulatory legislation adopted in the United States or abroad;

•	our failure to achieve or meet equity research analysts’ expectations or their estimates of our business, or a change in their recommendations concerning our company, the value of our common stock or our industry in general;

•	termination or delay in any of our existing or future collaborative arrangements;

•	future sales of equity or debt securities, including large block trades or the sale of shares held by our directors or management;

•	the loss of our eligibility to use Form S-3 due to the amount of our market capitalization falling below specified levels;

•	the loss of our eligibility to trade our shares of common stock on the Nasdaq National Exchange due to our market capitalization and/or price per share falling below specified levels;

•	changes in accounting principles;

•	failure to comply with the periodic reporting requirements of publicly-owned companies, under the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002; and

•	general economic conditions.
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

Date: May 10, 2006	INHIBITEX, INC

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