Form 10-Q
period 2006-06-30
INHIBITEX, INC.
filed 2006-08-07
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 3, 2006, 30,275,152 shares of the Registrant’s Common Stock were outstanding.

PAGE
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of June 30, 2006 and December 31, 2005	3
Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005 and for the Period from Inception (May 13, 1994) through June 30, 2006	4
Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 and for the Period from Inception (May 13, 1994) through June 30, 2006	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION
Item 1A. Risk Factors	21
Item 4. Submission of Matters to a vote of Security Holders	24
Item 6. Exhibits	24
Signatures	25
Exhibit Index
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO & CFO

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$35,109,441	$33,842,937
Short-term investments	32,771,773	53,288,016
Prepaid expenses and other current assets	1,745,947	1,917,436
Accounts receivable	170,709	44,923

Total current assets	69,797,870	89,093,312
Property and equipment, net	7,390,864	8,175,074

Total assets	$77,188,734	$97,268,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,193,142	$1,879,191
Accrued expenses	3,164,618	5,316,906
Current portion of notes payable	902,778	1,319,445
Current portion of capital lease obligations	851,690	869,043
Current portion of deferred revenue	66,667	191,667
Other current liabilities	1,152,758	1,152,702

Total current liabilities	7,331,653	10,728,954
Long-term liabilities:
Notes payable, net of current portion	1,041,667	1,458,333
Capital lease obligations, net of current portion	1,230,146	1,646,323
Deferred revenue, net of current portion	612,500	687,500
Other liabilities, net of current portion	1,217,256	1,294,210

Total long-term liabilities	4,101,569	5,086,366

Total liabilities	11,433,222	15,815,320
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2006 and December 31, 2005; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at June 30, 2006 and December 31, 2005; 30,261,780 and 30,219,715 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	30,262	30,220
Warrants	11,517,743	11,514,793
Additional paid-in capital	212,392,514	212,210,931
Deferred stock compensation	—	(772,347)
Deficit accumulated during the development stage	(158,185,007)	(141,530,531)

Total stockholders’ equity	65,755,512	81,453,066

Total liabilities and stockholders’ equity	$77,188,734	$97,268,386

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

					Period from
					Inception
	Three Months Ended		Six Months Ended		(May 13, 1994)
	June 30		June 30,		Through
					June 30
	2006	2005	2006	2005	2006
Revenue:
License fees and milestones	$37,500	$37,500	$75,000	$75,000	$1,237,500
Collaborative research and development	125,000	125,000	250,000	250,000	3,249,455
Grants and other revenue	22,065	6,020	187,452	120,651	773,926

Total revenue	184,565	168,520	512,452	445,651	5,260,881
Operating expense:
Research and development	6,048,198	8,839,814	13,474,750	18,027,606	123,270,334
General and administrative	2,607,913	1,884,921	5,374,366	3,359,345	29,440,021

Total operating expense	8,656,111	10,724,735	18,849,116	21,386,951	152,710,355

Loss from operations	(8,471,546)	(10,556,215)	(18,336,664)	(20,941,300)	(147,449,474)
Other (loss) income, net	(717)	—	57,743	—	715,408
Interest income, net	799,562	486,222	1,624,445	928,619	4,931,122

Net loss	(7,672,701)	(10,069,993)	(16,654,476)	(20,012,681)	(141,802,944)
Dividends and accretion to redemption value of redeemable preferred stock	—	—	—	—	(16,382,063)

Net loss attributable to common stockholders	$(7,672,701)	$(10,069,993)	$(16,654,476)	$(20,012,681)	$(158,185,007)

Basic and diluted net loss per share	$(0.25)	$(0.40)	$(0.55)	$(0.80)

Weighted average shares used to compute basic and diluted net loss per share	30,255,312	25,198,094	30,244,288	25,172,976

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			Inception
			(May 13, 1994)
	Six Months Ended		Through
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(16,654,476)	$(20,012,681)	$(141,802,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,016,056	543,244	5,919,115
Share-based compensation	914,051	248,376	2,060,327
Loss on sale of equipment	717	1,222	100,708
Amortization of investment premium or discount	109,815	35,416	674,560
Forgiveness of receivables from stockholders	—	—	28,695
Amortization of warrants and discount on debt	—	—	176,477
Stock issued for interest	—	—	126,886
Cumulative effect of change in accounting principle	(58,460)	—	41,040
Changes in operating assets and liabilities:
Prepaid expenses and other assets	171,489	(766,551)	(1,745,947)
Accounts receivable	(125,786)	129,841	(170,709)
Accounts payable and other liabilities	(762,947)	(429,703)	3,563,156
Accrued expenses	(2,152,288)	1,743,102	3,164,618
Deferred revenue	(200,000)	(75,000)	679,167

Net cash used in operating activities	(17,741,829)	(18,582,734)	(127,184,851)

Cash flows from investing activities:
Purchases of property and equipment	(232,863)	(4,308,739)	(8,963,041)
Purchases of short-term investments	(11,630,208)	(83,265,972)	(163,338,538)
Proceeds from maturities of short-term investments	32,067,000	59,182,073	129,842,598

Net cash provided by (used in) investing activities	20,203,929	(28,392,638)	(42,458,981)

Cash flows from financing activities:
Proceeds from promissory notes, notes payable and related warrants	—	2,177,642	5,513,492
Payments on promissory notes and capital leases	(1,266,863)	(693,594)	(5,935,157)
Proceeds from bridge loan and related warrants	—	—	2,220,000
Net proceeds from the issuance of preferred stock and warrants	—	—	81,788,868
Proceeds from the sale of equipment	300	—	300
Proceeds from the issuance of common stock, net of issuance costs	70,967	186,256	121,165,770

Net cash (used in) provided by financing activities	(1,195,596)	1,670,304	204,753,273

Increase (decrease) in cash and cash equivalents	1,266,504	(45,305,068)	35,109,441
Cash and cash equivalents at beginning of period	33,842,937	71,580,823	—

Cash and cash equivalents at end of period	$35,109,441	$26,275,755	$35,109,441

Supplemental cash flow information:
Interest paid	$119,138	$83,023	$1,104,065
Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	—	1,255,560	4,447,946
Conversion of bridge loans and interest payable into preferred stock	—	—	2,124,576
Preferred stock dividends and accretion of preferred stock to redemption value	—	—	16,382,063
Unrealized gain (loss) on short-term investments	30,364	(21,428)	(49,607)
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
The Company has incurred operating losses since inception and expects such losses to continue for the foreseeable future. These losses have largely been the result of research and development expenses related to advancing the Company’s clinical stage product candidates, Veronate® and Aurexis®, both of which are based upon the Company’s proprietary MSCRAMM protein platform. Veronate, which was the subject of a recently completed pivotal Phase III clinical trial that failed to meet its primary endpoint, had been in development to prevent hospital-associated infections in very low birth weight infants. Aurexis, the Company’s second clinical stage product candidate, is currently being developed to treat, in combination with antibiotics, serious, life-threatening Staphylococcus aureus (S. aureus) bloodstream infections in hospitalized patients. The Company also has several ongoing MSCRAMM-based preclinical development programs.
In light of the results of the Veronate Phase III trial and a comprehensive review of those results, the Company has reduced its work-force by approximately 50%, has discontinued the manufacture of Veronate, and has announced plans to pursue later-stage clinical development opportunities beyond its MSCRAMM platform through in-licensing, acquisition or merger to better balance its development pipeline. Although the Company intends to conduct pre-clinical studies of Aurexis, it has suspended the initiation of any additional clinical trials of Aurexis to help preserve its financial resources pending the outcome of its strategic activities.
The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, or through future equity and/or debt financings or proceeds from potential future collaborations or partnerships. The Company’s ability to continue its operations is dependent, in the near term, upon managing its cash resources, successfully developing its future and existing product candidates, entering into in-licensing, collaboration or partnership agreements, executing future financings or transactions and ultimately, upon achieving profitable operations. There can be no assurance that additional funds will be available on terms acceptable to the Company or that the Company will ever become profitable.
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
Available-for-sale securities as of June 30, 2005 and 2006 consisted of commercial paper, government agency obligations, corporate bonds, and money-market funds.
Property and Equipment, Net. Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives of the related assets:

Asset	Estimated Life
Computer software and equipment	3 years
Furniture and fixtures	7 years
Laboratory equipment	5 years
Leasehold improvements	Lesser of estimated useful life or life of lease
In accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company also includes in property and equipment capitalized costs related to computer software developed for internal use. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized in other income, net. Expenditures for repairs and maintenance are charged to expense as incurred.
Revenue Recognition. To date, the Company has not generated any revenue from the sale of products. Revenue to date relate to fees recovered or paid for licensed technology, collaborative research and development agreements, materials transfer agreements, and a grant awarded to the Company by the FDA’s Office of Orphan Products Development. The Company follows the revenue recognition criteria outlined in SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SAB No. 104, Revenue Recognition. Accordingly, up-front, non-refundable license fees under agreements where the Company has an ongoing research and development commitment are amortized, on a straight-line basis, over the term of such commitment. Revenue received for ongoing research and development activities under collaborative arrangements and materials transfer agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Any amounts received in advance of performance are recorded as deferred revenue until earned. Revenue related to grant awards is recognized as related research and development expenses are incurred.
Accrued Expenses. As part of the process of preparing the Company’s financial statements, management is required to estimate expenses that the Company has incurred, but for which it has not been invoiced. This process involves identifying services that have been performed on the Company’s behalf and estimating the level of services performed by third parties and the associated cost incurred for such services as of each balance sheet date. Examples of expenses for which the Company accrues based on estimates include fees for services, such as those provided by clinical research and data management organizations, clinical investigators, contract manufacturers in conjunction with the manufacture of clinical trial materials, and other professional fees. Estimates of these fees and the related accrual are derived based upon management’s understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of the Company’s service providers invoice the Company in arrears for services performed. Management makes these estimates based upon the facts and circumstances known to it at the time and in accordance with U.S. GAAP.
Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets consist primarily of interest receivable and annual license fees, insurance premiums and payments to clinical research organizations that the Company has made in advance of the services being performed.
Share-based Compensation. On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, or (“SFAS No. 123(R)”). Prior to January 1, 2006, the Company accounted for options granted pursuant to its 2004 Stock Incentive Plan and the 2002 Non-Employee Directors Stock Option Plan under the recognition and measurement provisions of Accounting Principles Board (“APB)” Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005, 2004, or 2003, nor in the three and six month periods ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first and second quarters of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The Company uses the Black-Scholes method to estimate the value of share-based awards granted to employees and applied it not only to new awards, but to previously granted awards that are not fully vested on the effective date of January 1, 2006. Share-based awards granted prior to the Company’s initial public offering that were unvested as of January 1, 2006 are valued under the minimum value method.
Upon the adoption of SFAS No. 123(R) the Company recorded a cumulative effect of a change in accounting principle totaling $58,460 related to expected forfeitures for previously expensed share-based compensation. The Company’s forfeiture rate is based on historical experience as well as anticipated turnover and other qualitative factors.

Prior to the adoption of SFAS No. 123(R), the Company would have presented all tax benefits of deductions resulting from the exercise of share-based awards as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those awards (excess tax benefits) to be classified as financing cash flows. The Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to the Company’s ability to generate sufficient taxable income in the future.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Company’s share-based award plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes pricing formula and expensed over the awards’ respective vesting periods.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net loss — as reported	$(7,672,701)	$(10,069,993)	$(16,654,476)	$(20,012,681)
Add: Amortization of share-based compensation included in net loss — as reported	580,574	124,188	914,051	248,376
Deduct: Share-based compensation expense determined under fair value method	(580,574)	(523,695)	(914,051)	(1,003,806)

Net loss — pro forma	$(7,762,701)	$(10,469,500)	$(16,654,476)	$(20,768,111)

Net loss per share (basic and diluted):
As reported	$(0.25)	$(0.40)	$(0.55)	$(0.80)

Pro forma	$(0.25)	$(0.42)	$(0.55)	$(0.83)

Pro forma disclosures are provided for 2005 because employee share-based awards were not accounted for using the fair value method during those periods. As noted above, the Company recorded share-based compensation expenses of $580,574 and $914,051, or $0.02 and $0.03 per share, for the three and six months ended June 30, 2006. As of June 30, 2006, the Company has $4,063,029, net of estimated forfeitures, of unvested share-based awards not yet recognized as an expense. This amount will be recognized and expensed over the respective vesting period of the share-based awards on a straight-line basis, which is generally two to four years. The Company’s previous pro forma disclosures under SFAS No. 123 did not include implied forfeitures. With the adoption of SFAS No. 123(R), current share-based compensation expense includes forfeiture assumptions.
The fair value of each share-based award was estimated at the date of grant using the Black-Scholes method with the following weighted average assumptions below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Weighted average risk-free interest rate	4.89%	3.86%	4.81%	3.74%
Dividend yield	—	—	—	—
Expected weighted average volatility	.70	.50	.70	.50
Expected life of options (years)	4.0	4.0	4.0	4.0
Weighted average fair value of options granted	$1.36	$3.48	$2.28	$3.81
Expected volatility is based on implied volatilities from the Company’s publicly traded stock and other factors. The Company uses historical data to estimate option exercise patterns and future employee terminations within the valuation. The expected term of options granted is derived from actual and forecasted option behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate interest rate is based on the contractual life of the option and the corresponding U.S. Treasury bond, which in most cases is the U.S. five year Treasury bond.

Fair Value of Financial Instruments. The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, short-term investments, accounts payable, accrued expenses, and capital lease and debt obligations, approximate their fair values.
Concentrations of Credit Risk and Limited Contract Manufactures. Cash and cash equivalents consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company believes that it has established guidelines for investment of its excess cash that maintains principal and liquidity through its policies on diversification and investment maturity.
The Company relies on single-sourced third-party contract manufacturers that make its product candidates. The failure of these suppliers or a contract manufacturer to make the product according to specifications and deliver on schedule, or at all, could delay or interrupt the development process and adversely affect the Company’s operating results.
Research and Development Expense. Research and development expense primarily consists of costs incurred in the discovery, development, testing, and manufacturing of the Company’s product candidates. These expenses consist primarily of (i) fees paid to third-party service providers to monitor and accumulate data related to the Company’s clinical trials, (ii) costs related to obtaining patents and licenses and sponsored research agreements, (iii) the costs to procure and manufacture materials used in clinical trials, (iv) supplies and facility expenses, and (v) salaries and related expenses for personnel, including share-based compensation expense. These costs are charged to expense as incurred.
General and Administrative Expense. General and administrative expense reflects the costs incurred to manage the Company and support the Company’s research and development activities. These costs primarily consist of salaries and other related costs for personnel in executive, finance, accounting, information technology, business development, sales and marketing, and human resource functions, including share-based compensation expense. Other significant costs include professional fees for legal and accounting services, market research and other consulting services, as well as insurance premiums, including those for directors and officers’ liability.
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
Reclassifications. The Company reclassified previously recognized share-based compensation expense to the expense line items of Research and development expense and General and administrative expense to conform to the current year presentation as required under U.S. GAAP. In 2005 share-based compensation expenses were stated separately.
Recent Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 as of January 1, 2006, which had no material impact on its results of operations or financial condition.
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN No. 48 will have on its financial statements.

3. Net Loss Per Share
The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SAB No. 98, Earnings Per Share, (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents then outstanding. Common stock equivalents consist of common shares issuable upon the exercise of stock options, warrants, and non-vested restricted shares. Diluted net loss per share is the same as basic net loss per share since common stock equivalents are excluded from the calculation of diluted net loss per share due to their effect being anti-dilutive.
The following table sets forth the computation of historical and pro forma basic and diluted net loss attributable to common stockholders per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Historical
Numerator:
Net loss	$(7,672,701)	$(10,069,993)	$(16,654,476)	$(20,012,681)

Denominator:
Weighted average common shares outstanding	30,255,312	25,198,094	30,244,288	25,172,976

Basic and diluted net loss per share	$(0.25)	$(0.40)	$(0.55)	$(0.80)

The following table summarizes potentially dilutive common stock equivalents outstanding that are not included in the above calculations as the effect of their inclusion was anti-dilutive:

	June 30,
	2006	2005
Restricted stock and stock options	3,195,200	2,260,377
Warrants	3,807,706	3,800,143

Total	7,002,906	6,060,520

4.	Share-Based Award Plans
The Company has two active share-based award plans as described below. For the three and six month period ended June 30, 2006, the Company recorded share-based compensation expense related to grants from those plans of $580,574 and $914,051, or $0.02 and $0.03 per share. No income tax benefit was recognized in the income statement for the three and six months ended June 30, 2006. No share-based compensation expenses were capitalized as part of any assets for the three and six months ended June 30, 2006.
1998 Equity Ownership Plan. In May 1998, the Board of Directors approved the 1998 Equity Ownership Plan (the “Plan”), which provided for the grant of stock options to directors, officers, employees and consultants. Under the Plan, both incentive stock options and non-qualified stock options, among other equity related awards, could be granted. The Board of Directors determined the term and vesting dates of all options at their grant date, provided that such price shall not be less than the fair market value of the Company’s stock on the date of grant. Under the Plan, the maximum term for an option grant is ten years from the grant date, and options generally vest ratably over a period of four years from the grant date. As discussed below, upon the adoption of the 2002 Stock Incentive Plan (“2002 Plan”), no additional grants of stock option grants or equity awards were authorized under the 1998 Equity Ownership Plan. All options outstanding under the Plan remain in full force and effect until they expire or are exercised. However, future forfeitures of any stock options granted under the 1998 Equity Ownership Plan are added to the number of shares available under the 2002 Plan.

2002 Non-Employee Directors Stock Option Plan and 2004 Stock Incentive Plan. In February 2002, the Board of Directors approved the 2002 Plan, which provided for the grant of incentive stock options, non-qualified stock options, restricted stock, and other share-based awards to employees, contractors and consultants of the Company. At that time, the Company also adopted the 2002 Non-Employee Directors Stock Option Plan (the “Director Plan”) which provided for the grant of non-qualified stock options and other share-based awards to non-employee members of the Board of Directors. On February 20, 2004, the Board of Directors amended the 2002 Plan and the Director Plan, whereby the 2002 Plan was renamed the 2004 Stock Incentive Plan (the “2004 Plan”). The 2004 Plan was further modified to provide for grants to non-employee directors and 1,420,180 share-based awards of common stock were added to the number of reserved shares. Upon the adoption of the 2004 Plan, no further options were authorized to be granted under the Director Plan. In May 2005, pursuant to a stockholder vote, the 2004 Plan was further modified by adding 1,500,000 shares of share-based awards of common stock to the number of reserved awards available for grant.
The 2004 Plan and the Director Plan are administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards are to be granted, the number of awards granted, and the vesting schedule. Under the 2004 Plan and Director Plan, the maximum term for an award is ten and six years from the grant date, respectively. Awards granted under the 2004 Plan and Director Plan generally vest ratably over a period of two to four years, respectively, from the grant date.
The following is a summary of all share-based activity and related information related to all the Company’s share-based award plans from December 31, 2005 through the period ended June 30, 2006:
Stock Options

				Aggregate
		Weighted-Average	Weighted-Average	Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Options	per Option	Term	($000)
Balance at December 31, 2005	2,304,242
Granted	349,500
Exercised	37,361
Forfeited or expired	222,948

Balance at June 30, 2006	2,393,433	$5.34	3.98	$224

Vested or expect to vest at June 30, 2006	2,391,057	$5.33	0.66	$224

Exercisable at June 30, 2006	1,263,330	$4.07	3.11	$224

The weighted-average grant date fair value of options granted during the three and six month period ended June 30, 2006 was $1.36 and $2.28, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $19,225 and $245,393, respectively, with cash proceeds of $44,216 received by the Company. No actual tax benefits were realized as all of the options exercised were Incentive Stock Options, or ISO’s and the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to the Company’s ability to generate sufficient taxable income in the future.
A summary of the Company’s non-vested restricted stock as of June 30, 2006 is presented below:

		Weighted-
		Average
		Grant
	Shares	Date Fair
Restricted Stock	(000)	Value
Non-vested at December 31, 2005	—	$—
Granted	805,867	2.04
Vested	—	—
Forfeited	4,100	2.05

Non-vested at June 30, 2006	801,767	$2.04

As of June 30, 2006 there was $1,171,521, net of estimated forfeitures, of total unrecognized stock-based compensation expense related to non-vested restricted stock granted under 2004 Stock Incentive Plan. This unrecognized expense is expected to be recognized over a weighted-average period of 1.23 years.
5.	Contingency
On April 28, 2006 the Company announced that it did not anticipate performing any additional clinical trials in very low birth weight infants with a donor-selected immune globulin form of Veronate and therefore would halt the manufacture of the clinical trial material used in the clinical development of Veronate to-date. As a result, the Company reported that it had terminated its contract manufacturing relationship with Nabi Biopharmaceuticals or (“Nabi”) and suspended future collections of all plasma used to manufacture the donor-selected immune globulin form of Veronate. Subsequent to the termination date, Nabi has invoiced the Company for approximately $4.5 million in cancellation penalties and other amounts it contends are due as a result of the Company’s termination of the manufacturing agreement, which the Company disputes. On July 18, 2006, Nabi commenced an arbitration action against the Company seeking to recover a total of approximately $4.7 million in connection with the termination of the manufacturing agreement. The Company believes that it has meritorious defenses to the claims and has claims against Nabi arising from its refusal to release valuable raw materials owned by the Company, and intends to defend itself and prosecute its counterclaims vigorously.
6.	One-Time Termination Benefits
On April 21, 2006, the Company announced it reduced its workforce in order to lower its cost structure and appropriately align its operations with the current stage of MSCRAMM-based development programs. The reduction in force was largely focused in areas primarily dedicated to the planned commercialization of Veronate. The reduction in force, which became effective on April 17, 2006, reduced the Company’s workforce to 48 employees from 83. As a result, the Company recorded a charge of $0.8 million in the second quarter of 2006 related to the cost of one-time termination benefits. Of this amount $0.5 million is outstanding as a liability as of June 30, 2006, the majority of which is scheduled to be paid out during the third quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	our intention to reserve a significant portion of our financial resources to pursue later-stage clinical development opportunities beyond our MSCRAMM® platform through in-licensing, acquisition or merger to expand our near-term development pipeline;

•	our strategic direction;

•	our plans to not conduct any additional clinical trials in very low birth weight infants with the donor-selected immune globulin form of Veronate;

•	our intent to suspend the initiation of additional clinical trials of Aurexis and seek co-development partner or partners that can provide financial and other synergistic capabilities to support the development and maximize the potential or our MSCRAMM programs.

•	our intent to further explore the utility of our MSCRAMM antibodies in combination with the therapies that may stimulate the neonatal immune system;

•	our intent to conduct further pre-clinical studies of Aurexis and our other MSCRAMM-based programs;

•	our future development plans for Aurexis or other MSCRAMM-based programs

•	the ability of antibodies that target MSCRAMM proteins to reduce the incidence and severity of bacterial and fungal infections;

•	the number of months that our current cash, cash equivalents, and short-term investments will allow us to operate;

•	our future financing requirements, the factors that influence these requirements; and how we expect to fund them;

•	total estimated cash, cash equivalents and short term investments as of December 31, 2006;

•	the annualized savings related to workforce reductions and one-time charges related to termination benefits;

•	our intent to defend ourselves and prosecute our counterclaims vigorously against Nabi;

•	the potential to discover, develop or commercialize any product candidates resulting from existing or future collaborations, including those with Dyax and Wyeth;

•	potential future revenue from collaborative research agreements, partnerships, or materials transfer agreements;

•	our ability to successfully commercialize our products and generate product-related revenue in the future;

•	our plan to establish partnerships or collaborations with other entities to develop and commercialize our product candidates;

•	the potential volatility of our quarterly and annual operating results;

•	the expectation of continued substantial net losses;

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: Wyeth terminating our license and collaborative research agreement; our ability to execute our strategy on a timely basis; maintaining sufficient resources including key employees; our ongoing or future preclinical or clinical trials not demonstrating the appropriate safety and efficacy of our product candidates; our ability to successfully develop current and future product candidates either independently or in collaboration with partners; our ability to secure and our use of third-party contract clinical research and data management organizations, raw material suppliers and manufacturers, who may not fulfill their contractual obligations or otherwise perform satisfactorily in the future; manufacturing and maintaining sufficient quantities of clinical trial material on hand to complete our preclinical or clinical trials on a timely basis; failure to obtain regulatory approval to commence or continue our clinical trials or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others; our collaborators do not fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates, our collaborators do not fulfill their obligations under our agreements with them in the future; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in related governmental laws and regulations; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of this Form 10-Q and the Company’s Form 10-K for the year ended December 31, 2005. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
Inhibitex®, MSCRAMM®, Veronate®, and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.
The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1A of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company focused on the discovery and development of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. In November 2005, we completed enrollment in a 2,017 patient Phase III clinical trial of Veronate, a product candidate that we had been developing for the prevention of certain hospital-associated infections in premature, very low birth weight, or VLBW, infants. On April 3, 2006, we announced that this Phase III trial did not achieve its primary endpoint or any of its secondary endpoints. Our second product candidate in clinical development is Aurexis, for which we completed a 60 patient Phase II clinical trial in May 2005 evaluating it as first-line therapy, in combination with antibiotics, to treat serious, life-threatening S. aureus, bloodstream infections in hospitalized patients. In light of these Phase III results for Veronate, we have reduced our work-force by approximately 50%, and announced that we did not foresee performing additional clinical trials in very low birth weight infants with a donor-selected immune globulin form of Veronate and have discontinued the manufacturing of Veronate. In addition we have announced that to better balance our pipeline, we intend to reserve a significant portion of our financial resources to pursue later-stage clinical programs beyond our MSCRAMM platform via in-licensing, acquisition or merger. To further preserve our financial resources, we have suspended the initiation of additional clinical trials of Aurexis and we intend to seek co-development partner or partners that can provide financial and other synergistic capabilities to support the development and maximize the potential of our MSCRAMM programs.
All of our existing clinical and preclinical development programs are based on our MSCRAMM protein platform, for which we own or have licensed numerous patents and patent applications. We have retained all worldwide rights to both Veronate and Aurexis. We have neither received regulatory approval for, nor derived any commercial revenues from, any of our product candidates. We currently have little, if any, commercialization capabilities, and it is possible that we may never successfully derive any commercial revenues from any of our product candidates or preclinical programs.

We are a development stage company that has generated significant losses since our inception in May 1994. To date, we have devoted substantially all of our efforts towards research and development activities related to our product candidates and preclinical programs. We expect to incur losses for the foreseeable future as we plan to continue the development of our MSCRAMM-based research and development activities and intend to support the clinical development of any later-stage programs that we may obtain through the consideration of in-licensing, acquisition or merger opportunities.
As of June 30, 2006, we had an accumulated deficit of $158.2 million.
Recent Developments
On April 3, 2006, we announced that our pivotal Phase III clinical trial of Veronate for the prevention of hospital-associated infections due to Staphylococcus aureus infections in premature very low birth weight infants failed to achieve its primary and secondary endpoints.
On April 21, 2006, we announced that we reduced our workforce in order to lower our cost structure and appropriately align our operations with the current stage of our MSCRAMM-based development programs. The reduction in force was largely focused in areas primarily dedicated to the planned commercialization of Veronate. The reduction in force, which became effective on April 17, 2006, reduced our workforce by approximately 50% and we recorded a charge of $0.8 million in the second quarter of 2006 related to the cost of one-time termination benefits.
On April 28, 2006 we announced that we did not anticipate performing any additional clinical trials in very low birth weight infants with a donor-selected immune globulin form of Veronate and therefore would halt the manufacture of the clinical trial material we have used in the clinical development of Veronate to-date. As a result, we reported that we had terminated our contract manufacturing relationship with Nabi Biopharmaceuticals, or Nabi, and suspended future collections of all plasma used to manufacture the donor-selected immune globulin form of Veronate. Subsequent to the termination date, Nabi has invoiced us for approximately $4.5 million in cancellation penalties and other amounts it contends are due as a result of our termination of the manufacturing agreement, which we dispute. On July 18, 2006, Nabi commenced an arbitration action against us seeking to recover a total of approximately $4.7 million in connection with the termination of the manufacturing agreement. We believe that we have meritorious defenses to these claims and have claims against Nabi arising from its refusal to release valuable raw materials owned by us, and intend to defend ourselves and prosecute our counterclaims vigorously.
Due to the apparent inconsistencies of the Phase III Veronate results when compared to prior preclinical and clinical data, we undertook a comprehensive review of the entire Veronate program during the second quarter, which included the perspective of an independent panel of experts. On June 29, 2006, we announced the results of our comprehensive review of the entire Veronate program, the findings of the independent expert panel and our conclusions from an internal assessment of our pipeline, assets, resources and capabilities. We reported the following:
•	We performed additional in vitro studies and analyses involving clinical trial material used in the Phase II and Phase III trials and examined all of the preclinical and clinical data from the Veronate program. Based on these analyses, we concluded that neither the manufacturing of Veronate, nor a change in the S. aureus strains, contributed to the Phase III results. In addition, we believe that the results of these studies confirmed the biological activity of the specific MSCRAMM antibodies contained in Veronate.

•	Additional retrospective post-hoc analysis of data from infants in the Phase III trial that acquired a S. aureus or definitive coagulase negative staphylococcal (CoNS) infection (n= 549) was performed. In infants that received Veronate, a 51% reduction in all-cause mortality was observed versus those that did not receive Veronate (6.3% vs. 12.9%, p=0.05).

•	The independent expert panel reached the following conclusions:
•	the Phase III trial results may have been influenced by the immune status of very low birth weight infants, and should not limit future development of MSRAMM antibodies and vaccines targeted for other patient populations with adequately functioning immune systems;

•	it was unlikely that the change in dose timing from the Phase II trial was responsible for the Phase III results;

•	adjunct therapy that stimulates the immune system may be a prerequisite to a prophylactic antibody approach in very low birth weight infants; and

•	monoclonal antibodies or antibodies resulting from vaccination may provide for a more robust immune response than naturally occurring antibodies such as those contained in Veronate.
•	Our intent is to further explore the utility of our MSCRAMM antibodies in combination with therapies that may stimulate the neonatal immune system.

•	Our plan is to pursue later-stage clinical development opportunities beyond our MSCRAMM platform through in-licensing, acquisition or merger, in order to expand our near-term development pipeline. We indicated that we intend to preserve our cash resources to affect this plan by suspending further clinical development of Aurexis and seeking a co-development partner that can provide financial and other synergistic capabilities to support the development and maximize the potential of our MSCRAMM programs.
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
We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require significant judgment and estimates:
•	Revenue Recognition

•	Accrued Expenses

•	Share-based Compensation
There has been no change in the above critical accounting policies used to create the underlying accounting assumptions and estimates used in the above critical accounting policies in the first quarter and second quarter of 2006, except for stock-based compensation as described in detail below:
Share-Based Compensation
We adopted SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) on January 1, 2006. We adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under this transition method, share-based compensation cost recognized in 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. We use the Black-Scholes method to estimate the value of stock options granted to employees and apply it not only to new awards, but to previously granted awards that were not fully vested on the effective date of January 1, 2006. Awards granted prior to our initial public offering that were unvested as of January 1, 2006 are valued using the minimum value method.
Upon the adoption of SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle of approximately $58,000 related to expected forfeitures for previously expensed share-based compensation.
We recorded share-based compensation expense of $0.6 million and $0.9 million, or $0.02 per share and $0.03 per share, in the three and six months ended June 30, 2006, respectively, of which $0.2 million and $0.3 million was recorded as a research and development expense and $0.4 million and $0.6 million was recorded as a general and administrative expense, respectively. As of June 30, 2006, we have $4.1 million, net of forfeitures, of unvested awards not yet recognized as an expense. This amount will be expensed over the respective vesting period of the granted awards, which is generally two to four years. Our previous pro forma disclosures under SFAS No. 123 did not include implied forfeitures. With the adoption of SFAS No. 123(R) share-based compensation expense includes our forfeiture assumptions. Please see Note 2 to our Financial Statements for further information on stock-based compensation.
Results of Operations
Three Months Ended June 30, 2006 and 2005
Revenue. Revenue increased to $185,000 for the three months ended June 30, 2006 from $169,000 for the same period in 2005. This increase of $16,000, or 10%, was the result of additional proceeds received from research activities performed under a materials transfer agreement. Revenue consists primarily of quarterly collaborative research and development support fees and the amortization of license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that support the program.
Research and Development Expense. Research and development expense decreased to $6.0 million during the three months ended June 30, 2006 from $8.8 million for the same period in 2005. This decrease of $2.8 million, or 32%, resulted primarily from a $2.5 million decrease in direct clinical trial expenses, as well as a $0.3 million decrease in expenses related to the manufacturing of clinical trial material, a $0.3 million decrease in license fees, patent-related legal fees, and other expenses, offset by a $0.2 million increase in salaries, benefits, and share-based compensation expenses and a $0.1 million increase in depreciation and facility-related expenses. Direct clinical trial expenses associated with the Veronate program decreased due to the completion of the Phase III Veronate trial in 2006, which was ongoing during the second quarter of 2005. In addition there was a decrease in direct clinical trial expenses related to the Aurexis program, primarily associated with the completion of the 60 patient Phase II clinical trial in mid 2005. Manufacturing expenses decreased due to the completion of a manufacturing run of clinical trial material for the Aurexis program during the second quarter of 2005. License fees, legal and other expenses decreased due to lower legal fees related to establishing, maintaining and protecting our patents and intellectual property portfolio, a decrease in license fees, and a decrease in travel costs as compared to the same period in 2005. Salaries, benefits, and share-based compensation increased due to a previously announced work-force reduction in April 2006 and higher share-based compensation expenses related to the adoption of SFAS 123(R), offset by lower recruiting costs and lower salaries and benefits as compared to the same period in 2005. Depreciation and facility-related expenses increased due to higher rent and operating expenses related to the new facility we occupied in May 2005.
The following table summarizes the components of our research and development expense for the three months ended June 30, 2006 and 2005.

	Three Months Ended
	June 30,
	2006	2005
	(in thousands)
Clinical and manufacturing-related expense	$2,783	$5,549
Salaries, benefits, and share-based compensation expense	1,994	1,805
License fees, legal, and other expense	591	884
Depreciation and facility-related expense	680	602

Total research and development expense	$6,048	$8,840

General and Administrative Expense. General and administrative expense increased to $2.6 million for the three months ended June 30, 2006 from $1.9 million for the same period in 2005. The increase of $0.7 million, or 37%, was primarily due to a charge of $0.3 million associated with one-time termination benefits, a $0.3 million increase in professional and consulting, and an increase of $0.1 million in salaries, benefits, and share-based compensation expense. The one-time termination benefits were associated with a work force reduction we announced in April 2006. Professional and consulting fees increased due to an increase in legal and accounting fees associated with general corporate matters, and an increased level of advisory services and investor relations activities, and market research expenses related to the Veronate program. Salaries, benefits and share-based compensation expense increased primarily due to higher share-based compensation expense, offset in part by lower recruiting costs and lower salaries and benefits relate to work-force reductions.
Interest Income, net. Interest income, net increased to $0.8 million for the three months ended June 30, 2006 from $0.5 million for the comparable quarter in 2005. This increase of $0.3 million was the result of higher interest rates and a higher average balance of cash, cash equivalents and short-term investments in the second quarter of 2006 as compared to the same period in 2005.

Six Months Ended June 30, 2006 and 2005
Revenue. Revenue increased to $512,000 for the six months ended June 30, 2006 from $446,000 for the same period in 2005. This increase of $66,000, or 15%, was the result of additional proceeds received from research activities performed under a materials transfer agreement. Revenue primarily consists of quarterly collaborative research and development support fees and license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that support the program.
Research and Development Expense. Research and development expense decreased to $13.5 million during the six months ended June 30, 2006 from $18.0 million for the same period in 2005. This decrease of $4.5 million, or 25%, resulted primarily from a $3.4 million decrease in direct clinical trial expenses, and a $2.1 million decrease in expenses related to the manufacturing of clinical trial material, offset in part by a $0.6 million increase in salaries, benefits, and share-based compensation expense, a $0.2 million increase in license fees, legal fees, and other expenses, and a $0.2 million increase in depreciation and facility-related expenses. Direct clinical trial expenses associated with the Veronate program decreased due to the completion of the Phase III Veronate trial in 2006. In addition, there was a decrease in direct clinical trial expenses related to the Aurexis program primarily associated with the completion of a 60 patient Phase II clinical trial and Phase I end stage renal clinical trial in 2005. Manufacturing expenses decreased due to the completion of a manufacturing run of clinical trial material for the Aurexis program during the first quarter and second quarters of 2005 as compared to the same period in 2005. Salaries, benefits, and share-based compensation increased due to a previously announced work-force reduction in April 2006 and higher share-based compensation expenses related to the adoption of SFAS 123(R), and higher salaries and benefits for existing employees, offset in part by lower recruiting costs as compared to the same period in 2005. License fees, legal fees, and other expenses increased due to sponsored research expenses from the addition of one research center and higher recurring fees to existing research centers. Depreciation and facility-related expenses increased due to higher rent and operating expenses related to our new facility, which we occupied in May 2005.
The following table summarizes the components of our research and development expense for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)
Clinical and manufacturing-related expense	$6,434	$11,908
Salaries, benefits, and share-based compensation expense	3,890	3,383
License fees, legal, and other expense	1,823	1,607
Depreciation and facility-related expense	1,327	1,130

Total research and development expense	$13,474	$18,028

General and Administrative Expense. General and administrative expense increased to $5.4 million for the six months ended June 30, 2006 from $3.4 million for the same period in 2005. The increase of $2.0 million, or 59%, was primarily the result of a $1.1 million increase in professional and consulting fees, as well as an increase of $0.4 million in salaries, benefits and share-based compensation expense, a charge of $0.3 million associated with one-time termination benefits, and an increase of $0.2 million in insurance premiums, public company expenses, and other expenses. Professional and consulting fees increased due to an increase in market research expenses that incurred during the first six months of 2006 related to the Veronate program, and higher fees associated with general corporate matters, advisory services, and investor relations activities. Salaries, benefits, and share-based compensation expense increase due to an increase in share-based compensation expense due to our adoption of SFAS 123(R), and an increase in salaries and benefits due to higher salaries, offset in part by a reduction in recruiting and relocation expenses. The one-time termination benefits were associated with a work force reduction we announced in April 2006. Other expenses increased principally due to higher insurance premiums.
Interest Income, net. Interest income, net increased to $1.7 million for the six months ended June 30, 2006 from $0.9 million for the comparable period in 2005. This increase of $0.8 million was the result of higher interest rates and a higher average balance of cash, cash equivalents and short-term investments in the first six months of 2006 as compared to the same period in 2005.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception (May 13, 1994) through June 30, 2006, we have funded our operations primarily with $214.4 million in gross proceeds raised from a series of five private equity financings, our initial public offering in June 2004, and two private placements in November 2004 and August 2005. From inception through June 30, 2006, we have also borrowed a total of $12.2 million under several notes payable, credit facilities with a commercial bank and a local development authority and capital lease lines. We have also received approximately $7.1 million in license fees, collaborative research payments, proceeds from a materials transfer agreement, and grants, of which $0.7 million is, recorded as deferred revenue as of June 30, 2006.
At June 30, 2006, our cash, cash equivalents and short-term investments totaled $67.9 million and we held no investments with a planned maturity greater than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government agency securities, high-grade corporate bonds, asset-backed securities, commercial paper, certificates of deposit, and money market accounts.
From January 1, 2006 to June 30, 2006, we made payments of $1.3 million on our existing capital leases and notes payable. We currently are and have been compliant on all debt covenants.
Cash Flows
For the six months ended June 30, 2006, cash, cash equivalents and short-term investments decreased by $19.2 million, from $87.1 million to $67.9 million. This decrease was primarily the result of cash used for operating activities, the repayment of capital lease obligations and notes payable, and capital expenditures.
Net cash used in operating activities was $17.7 million for the six months ended June 30, 2006, reflecting the net loss for the six month period of $16.7 million and a net decrease in operating liabilities over operating assets of $3.0 million, which was offset in part by non-cash charges of $2.0 million. The net loss was the result of conducting clinical trials associated with Veronate and Aurexis, research and development activities, and ongoing general and administrative expenses. The net decrease in current liabilities over current assets reflected a net decrease in accounts payable and accrued liabilities of $2.9 million resulting from reduced clinical trial and manufacturing-related expenses, which was offset in part by a net decrease of $0.1 million in prepaid expenses, deferred revenue, and accounts receivable associated with prepaid insurance payments, revenue earned, billed receivables, and interest receivable from our short-term investments.
We received approximately $20.2 million of cash from investing activities during the six months ended June 30, 2006, which consisted of net proceeds from short-term investments of $20.4 million, offset in part by the purchase of laboratory and computer equipment of $0.2 million.
We used net cash of $1.2 million from financing activities during the six months ended June 30, 2006 for scheduled payments on our capital leases and notes payable.
Funding Requirements
Our future funding requirements are difficult to determine and will depend on a number of factors, including the timing and costs involved in conducting future preclinical studies and clinical trials, if any; obtaining regulatory approvals for our product candidates, if ever; the number of new product candidates we may advance into clinical development; future payments we may receive or make under existing or future license or collaboration agreements; the cost of filing, prosecuting and enforcing patent and other intellectual property claims; and the need to acquire additional licenses to or acquire new products or compounds and the costs to develop such programs, and manage our general and administrative expenses.
Our strategic direction is also uncertain. We intend to seek later-stage development programs beyond our MSCRAMM-based programs through in-licensing, acquisition or merger in order to better balance our development pipeline. In order to do so, we intend to preserve a significant portion of our cash resources. Although we intend to conduct pre-clinical studies of Aurexis and most of our other MSCRAMM-based programs while pursuing these other later-stage opportunities, we cannot assure you that we will continue to invest in these programs. Pending the outcome of our partnering, in-licensing, acquisition or merger related activities, we may or may not decide to continue the development of Aurexis or any of our other development programs unless we are able to attract a co-development partner. The pursuit of later-stage development programs beyond our MSCRAMM-based programs and possible future strategic acquisitions of businesses, products or technologies may require us to obtain additional funding or otherwise issue shares of our common stock, although currently no arrangements, agreements, or understandings either for such transactions or the financing thereof are in place.
Based upon our current operating plans, and subject to the outcome of any partnering, in-licensing, acquisition or merger activities that may or may not occur in the future, we believe that our existing cash, cash equivalents and short-term investments of $67.9 million as of June 30, 2006 will enable us to operate for a period of at least 24 months. A significant transaction would likely have a material effect on our future liquidity needs; but because there are no arrangements, agreements or understandings in place, the impact of any such transaction is impossible to predict at this time. We currently do not have any commitments for future funding, nor do we anticipate that we will generate revenue from the sale of any products for the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 24 months, we anticipate that we may need to raise additional capital. We expect to continue to fund our operations with our existing cash, cash equivalents and short-term investments, or through the sale of additional common stock or other securities, strategic collaborations, partnerships, and additional debt financing. These funds may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our clinical trials or obtain funds through collaborative arrangements or partnerships that may require us to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents, and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations, and United States government agency securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not have any foreign currency or other derivative financial instruments and we do not have significant interest rate risk associated with our debt obligations. We have the ability to hold any of our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our financial condition, and our ability to raise additional capital in the future or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 have not materially changed except as set forth below.
Risks Relating to Our Business
In light of our Phase III Veronate results and the findings from an extensive review of the entire Veronate program, we have adopted a strategy whereby we plan to preserve our cash resources by reducing the amount we are investing in our existing MSCRAMM-based development programs, and seek collaborative partners for these programs while we pursue later-stage clinical development opportunities through in-licensing, acquisition or merger in order to balance our development pipeline. We may be unable to implement this strategy on a timely basis, if at all, which could harm our business.
On April 3, 2006, we announced that a pivotal Phase III clinical trial of Veronate for the prevention of hospital-associated infections due to Staphylococcus aureus (S. aureus) in premature infants weighing between 500 and 1,250 grams at birth had failed to meet its primary endpoint. Upon the announcement of the Phase III results, the share price of our common stock decreased approximately 75%. In light of these results, we have reduced our workforce and halted the manufacture of Veronate.
The number of later-stage development programs available for in-licensing, acquisition or merger is limited, and there are numerous other large pharmaceutical and biopharmaceutical companies competing for these same opportunities. Many of these companies have greater capital resources, experience and capabilities than we have. We may not be able to successfully identify or execute a transaction with any suitable in-licensing, acquisition or merger candidates, or we may be able to do so only on terms unacceptable to us or our stockholders. Any transactions we may complete in the future or potential future strategic decisions we make may disappoint investors and further depress the price of our common stock and the value of your investment in our common stock, and may require us to raise more money, incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results. The successful completion of such a transaction may result in the owners of the other company owning a controlling position in Inhibitex and there may be a significant change in management and the board of directors.
We may be forced to delay, curtail, or terminate the development or commercialization of our clinical or preclinical MSCRAMM-based development programs if we are unable to attract a corporate co-development partner or partners or obtain additional funding.
We currently anticipate expending additional resources on our MSCRAMM-based programs. We intend to further explore the utility of our MSCRAMM antibodies in combination with therapies that may stimulate the neonatal immune system. We also intend to conduct pre-clinical studies of Aurexis and our other monoclonal antibody programs, however we have decided to suspend the initiation of additional clinical trials of Aurexis pending the outcome of partnering, in-licensing, acquisition or merger related activities. We may or may not decide to continue the development of Aurexis, any or all of our other MSCRAMM-based programs, unless we are able to attract a corporate co-development partner or partners. We cannot assure you that we will continue to invest in our MSCRAMM-based programs in the future. In order to complete the clinical development of our existing clinical or preclinical stage MSCRAMM-based development programs, we expect that we will need to attract a co-development partner, or partners, or obtain additional funding in the future. The extent of this need will depend on many factors, some of which are beyond our control, including:
•	the successful development of our product candidates in preclinical and clinical testing;

•	the time it takes to receive the regulatory approvals needed advance our product candidates through clinical development or to market;

•	future payments, if any, received or made under existing or possible future collaborative arrangements or licenses;

•	the costs associated with protecting and expanding our patent and other intellectual property rights; and

•	the cost to acquire rights or licenses to new products or compounds.
Except for our license and collaboration agreements with Wyeth and Dyax, we have not entered into any arrangements with corporate co-development partners, and we cannot assure you that we will be able to reach an agreement with a suitable partner or partners on acceptable terms, if at all.
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
Since inception (May 13, 1994) through June 30, 2006, we have incurred a cumulative deficit of approximately $158.2 million. Our losses to date have resulted principally from:
•	costs related to our research programs and the clinical development of our product candidates; and

•	general and administrative costs relating to our operations.
We anticipate incurring losses for the foreseeable future as we further develop our product candidates or acquire additional drug development programs, which will generally require us to conduct significant research and laboratory testing, conduct extensive and expensive clinical trials, as well as seek regulatory approvals. We cannot assure you that we will generate direct or royalty revenue from the sale of products or ever become profitable.
Our revenues, expenses and results of operations will be subject to significant fluctuations, which will make it difficult to compare our operating results from period to period.
We expect that our operating results will vary significantly from quarter to quarter and year to year as a result of the timing of our research and development efforts, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, and the timing of the manufacture of our product candidates. These factors make comparisons between periods difficult. To the extent we are successful in executing an in-licensing, acquisition or merger transaction, comparisons between financial periods prior to a transaction to those after such a transaction will be even more difficult to compare.
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
The market price of our common stock has been highly volatile since we completed our initial public offering in June 2004. The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors and events, including but not limited to:
•	disclosure of our or our competitors’ clinical trial status or data;

•	the approval or commercialization of new products by us or our competitors, and the disclosure thereof;

•	announcements of scientific innovations by us or our competitors;

•	rumors relating to us or our competitors;

•	public concern about the safety of our product candidates, products or similar classes of products;

•	litigation to which we may become subject;

•	disclosures of any favorable or unfavorable clinical or regulatory developments concerning our clinical trials, manufacturing, or product candidates;

•	actual or anticipated variations in our annual and quarterly operating results;

•	changes in general conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in drug reimbursement rates or government policies related to reimbursement;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	new regulatory legislation adopted in the United States or abroad;

•	our failure to achieve or meet equity research analysts’ expectations or their estimates of our business, or a change in their recommendations concerning our company, the value of our common stock or our industry in general;

•	termination or delay in any of our existing or future collaborative arrangements;

•	future sales of equity or debt securities, including large block trades or the sale of shares held by our directors or management;

•	the loss of our eligibility to use Form S-3 due to the amount of our market capitalization falling below specified levels;

•	the loss of our eligibility to trade our shares of common stock on the Nasdaq Global Market due to our failure to maintain listing standards;

•	changes in accounting principles;

•	failure to comply with the periodic reporting requirements of publicly-owned companies, under the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002; and

•	general economic conditions.
In addition, the stock market in general, and the Nasdaq Global Market and the market for biotechnology stocks in particular, have historically experienced significant price and volume fluctuations. Volatility in the market price for a particular company’s stock has often been unrelated or disproportionate to the operating performance of that company. Market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Due to this volatility, you may be unable to sell your shares of common stock at or above the price you paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
We held our Annual Meeting of Stockholders on May 18, 2006 at which the following actions were taken:
Approved the proposal to elect the director nominees named below:

Carl E. Brooks	For	20,197,720	Withheld	515,937
Robert A. Hamm	For	20,200,970	Withheld	512,687
Louis W. Sullivan	For	20,676,219	Withheld	37,438
Approved the ratification of Ernst &Young LLP, as independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	20,699,281	Against	10,756	Abstain	3,620
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Section 302 Certification of the Chief Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2006	INHIBITEX, INC

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