Form 10-Q
period 2006-09-30
INHIBITEX, INC.
filed 2006-11-07
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 0-50772
INHIBITEX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2708737 (I.R.S. Employer Identification No.)

9005 Westside Parkway Alpharetta, Georgia (Address of principal executive offices)	30004 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 1, 2006, 30,278,135 shares of the Registrant’s Common Stock were outstanding.

PAGE
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of September 30, 2006 and December 31, 2005	3
Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 and for the Period from Inception (May 13, 1994) through September 30, 2006	4
Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 and for the Period from Inception (May 13, 1994) through September 30, 2006	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION
Item 1A. Risk Factors	20
Item 6. Exhibits	22
Signatures	23
Exhibit Index
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 302 CERTIFICATION OF THE CEO AND CFO

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,804,984	$33,842,937
Short-term investments	37,687,922	53,288,016
Prepaid expenses and other current assets	1,677,133	1,917,436
Accounts receivable	219,671	44,923

Total current assets	66,389,710	89,093,312
Property and equipment, net	6,834,275	8,175,074

Total assets	$73,223,985	$97,268,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$915,787	$1,879,191
Accrued expenses	2,883,504	5,316,906
Current portion of notes payable	833,333	1,319,445
Current portion of capital lease obligations	837,510	869,043
Current portion of deferred revenue	191,667	191,667
Other current liabilities	152,727	1,152,702

Total current liabilities	5,814,528	10,728,954
Long-term liabilities:
Notes payable, net of current portion	833,333	1,458,333
Capital lease obligations, net of current portion	1,029,175	1,646,323
Deferred revenue, net of current portion	575,000	687,500
Other liabilities, net of current portion	1,178,306	1,294,210

Total long-term liabilities	3,615,814	5,086,366

Total liabilities	9,430,342	15,815,320
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2006 and December 31, 2005; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at September 30, 2006 and December 31, 2005; 30,275,152 and 30,219,715 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	30,275	30,220
Warrants	11,517,743	11,514,793
Additional paid-in capital	213,019,213	212,210,931
Deferred stock compensation	—	(772,347)
Deficit accumulated during the development stage	(160,773,588)	(141,530,531)

Total stockholders’ equity	63,793,643	81,453,066

Total liabilities and stockholders’ equity	$73,223,985	$97,268,386

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

					Period from
					Inception
					(May 13, 1994)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Revenue:
License fees and milestones	$37,500	$37,500	$112,500	$112,500	$1,275,000
Collaborative research and development	125,000	125,000	375,000	375,000	3,374,455
Grants and other revenue	6,127	165,823	193,579	286,474	780,053

Total revenue	168,627	328,323	681,079	773,974	5,429,508
Operating expense:
Research and development	2,510,667	8,085,411	15,985,417	26,113,015	125,781,001
General and administrative	1,953,787	1,846,377	7,328,153	5,205,724	31,393,808

Total operating expense	4,464,454	9,931,788	23,313,570	31,318,739	157,174,809

Loss from operations	(4,295,827)	(9,603,465)	(22,632,491)	(30,544,765)	(151,745,301)
Other income (loss), net	1,002,250	(51,857)	1,059,993	(51,857)	1,717,658
Interest income, net	704,996	608,943	2,329,441	1,537,562	5,636,118

Net loss	(2,588,581)	(9,046,379)	(19,243,057)	(29,059,060)	(144,391,525)
Dividends and accretion to redemption value of redeemable preferred stock	—	—	—	—	(16,382,063)

Net loss attributable to common stockholders	$(2,588,581)	$(9,046,379)	$(19,243,057)	$(29,059,060)	$(160,773,588)

Basic and diluted net loss per share	$(0.09)	$(0.33)	$(0.64)	$(1.12)

Weighted average shares used to compute basic and diluted net loss per share	30,272,775	27,326,530	30,253,888	25,898,716

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			Inception
			(May 13, 1994)
	Nine Months Ended		Through
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(19,243,057)	$(29,059,060)	$(144,391,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,572,645	935,764	6,475,704
Share-based compensation	1,462,348	372,564	2,608,624
Loss on sale of equipment	717	51,857	100,708
Amortization of investment premium or discount	99,815	216,551	664,560
Forgiveness of receivables from stockholders	—	—	28,695
Amortization of warrants and discount on debt	—	—	176,477
Stock issued for interest	—	—	126,886
Cumulative effect of change in accounting principle	(58,460)	—	41,040
Changes in operating assets and liabilities:
Prepaid expenses and other assets	240,303	(724,230)	(1,677,133)
Accounts receivable	(174,748)	129,917	(219,671)
Accounts payable and other liabilities	(2,079,283)	768,372	2,246,820
Accrued expenses	(2,433,402)	1,502,119	2,883,504

Deferred revenue	(112,500)	(112,498)	766,667

Net cash used in operating activities	(20,725,622)	(25,918,644)	(130,168,644)

Cash flows from investing activities:
Purchases of property and equipment	(232,863)	(4,484,365)	(8,963,041)
Purchases of short-term investments	(39,963,323)	(100,509,117)	(191,671,653)
Proceeds from maturities of short-term investments	55,563,000	78,029,073	153,338,598

Net cash provided by (used in) investing activities	15,366,814	(26,964,409)	(47,296,096)

Cash flows from financing activities:
Proceeds from promissory notes, notes payable and related warrants	—	2,500,000	5,513,492
Payments on promissory notes and capital leases	(1,759,793)	(1,073,048)	(6,428,087)
Proceeds from bridge loan and related warrants	—	—	2,220,000
Net proceeds from the issuance of preferred stock and warrants	—	—	81,788,868
Proceeds from the sale of equipment	300	—	300
Proceeds from the issuance of common stock, net of issuance costs	80,348	39,065,511	121,175,151

Net cash (used in) provided by financing activities	(1,679,145)	40,492,463	204,269,724

(Decrease) increase in cash and cash equivalents	(7,037,953)	(12,390,590)	26,804,984
Cash and cash equivalents at beginning of period	33,842,937	71,580,823	—

Cash and cash equivalents at end of period	$26,804,984	$59,190,233	$26,804,984

Supplemental cash flow information:
Interest paid	$257,778	$134,796	$1,242,705
Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	—	2,490,107	4,447,946
Conversion of bridge loans and interest payable into preferred stock	—	—	2,124,576
Preferred stock dividends and accretion of preferred stock to redemption value	—	—	16,382,063
Unrealized gain (loss) on short-term investments	99,398	(43,635)	19,427
The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
1. Operations
Inhibitex, Inc. (“Inhibitex” or the “Company”) was incorporated in the state of Delaware in May 1994. Inhibitex is a biopharmaceutical company that has historically focused on the discovery and development of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. The Company’s primary activities since incorporation have been recruiting personnel, conducting research, conducting pre-clinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage for financial reporting purposes.
The Company has incurred operating losses since inception and expects such losses to continue for the foreseeable future. These losses have largely been the result of research and development expenses related to advancing the Company’s clinical-stage product candidates, Veronate® and Aurexis®, both of which are based upon the Company’s proprietary MSCRAMM protein platform. Veronate, which was the subject of a pivotal Phase III clinical trial that concluded earlier this year and failed to meet its primary endpoint, had been in development to prevent hospital-associated infections in very low birth weight infants. Aurexis, the Company’s second clinical stage product candidate, is being developed to treat, in combination with antibiotics, serious, life-threatening Staphylococcus aureus (S. aureus) bloodstream infections in hospitalized patients. The Company also has several ongoing MSCRAMM-based preclinical development programs.
In light of the unfavorable results of the Veronate Phase III trial reported in April 2006, the Company reduced its work-force by approximately 50%, discontinued the manufacture of Veronate, and announced plans to pursue clinical-stage development opportunities beyond its MSCRAMM platform through in-licensing, acquisition or merger to better balance its development pipeline. Although the Company continues to conduct pre-clinical, pharmaco-dynamic studies of Aurexis, it has postponed the initiation of any additional clinical trials of Aurexis pending the outcome of these strategic activities.
The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, or through future equity and/or debt financings or proceeds from potential future collaborations or partnerships. The Company’s ability to continue its operations is dependent, in the near term, upon managing its cash resources, successfully developing its existing product candidates and future product candidates, entering into in-licensing, collaboration or partnership agreements, executing future financings or transactions and ultimately, upon achieving profitable operations. There can be no assurance that additional funds will be available on terms acceptable to the Company or that the Company will ever become profitable.
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
Available-for-sale securities as of September 30, 2005 and 2006 consisted of commercial paper, government agency obligations, corporate bonds, and money-market funds.
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
Revenue Recognition. To date, the Company has not generated any revenue from the sale of products. Revenue generally relates to fees recovered or paid for licensed technology, collaborative research and development agreements, materials transfer agreements, and grants awarded to the Company. The Company follows the revenue recognition criteria outlined in SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”) as amended by SAB No. 104, Revenue Recognition. Accordingly, up-front, non-refundable license fees under agreements where the Company has an ongoing research and development commitment are amortized, on a straight-line basis, over the term of such commitment. Revenue received for ongoing research and development activities under collaborative arrangements and materials transfer agreements are recognized as these activities are performed pursuant to the terms of the related agreements. Any amounts received in advance of the performance of the related activities are recorded as deferred revenue until earned. Revenue related to grant awards is recognized as related research and development expenses are incurred.
Accrued Expenses. As part of the process of preparing the Company’s financial statements, management is required to estimate expenses that the Company has incurred, but for which it has not been invoiced. This process involves identifying services that have been performed on the Company’s behalf and estimating the level of services performed by third parties and the associated cost incurred for such services as of each balance sheet date. Examples of expenses for which the Company accrues based on estimates include fees for services, such as those provided by clinical research and data management organizations, clinical investigators, contract manufacturers in conjunction with the manufacture of clinical trial materials, other professional fees, and accrued benefits for employees. Estimates of these fees and the related accrual are derived based upon management’s understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of the Company’s service providers invoice the Company in arrears for services performed. Management makes these estimates based upon the facts and circumstances known to it at the time and in accordance with U.S. GAAP.
Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets consist primarily of interest receivable and annual license fees, insurance premiums and payments to clinical research organizations that the Company has made in advance of the services being performed.
Share-based Compensation. On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Prior to January 1, 2006, the Company accounted for share-based awards granted pursuant to its 2004 Stock Incentive Plan and the 2002 Non-Employee Directors Stock Option Plan under the recognition and measurement provisions of Accounting Principles Board (“APB)” Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No share-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005, 2004, or 2003, nor in the three and nine month periods ended September 30, 2005, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The Company uses the Black-Scholes method to estimate the value of share-based awards granted to employees and applied it not only to new awards, but to previously granted awards that are not fully vested on the effective date of January 1, 2006. Share-based awards granted prior to the Company’s initial public offering that were unvested as of January 1, 2006 are valued under the minimum value method.
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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to grants under the Company’s share-based award plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes pricing formula and expensed over the awards’ respective vesting periods. The Company’s previous pro forma disclosures under SFAS No. 123 did not include implied forfeitures. With the adoption of SFAS No. 123(R), current share-based compensation expense includes forfeiture assumptions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss — as reported	$(2,588,581)	$(9,046,379)	$(19,243,057)	$(29,059,060)
Add: Amortization of share-based compensation included in net loss — as reported	548,297	124,188	1,462,348	372,564
Deduct: Share-based compensation expense determined under fair value method	(548,297)	(541,592)	(1,462,348)	(1,560,520)

Net loss — pro forma	$(2,588,581)	$(9,463,783)	$(19,243,057)	$(30,247,016)

Net loss per share (basic and diluted):
As reported	$(0.09)	$(0.33)	$(0.64)	$(1.12)

Pro forma	$(0.09)	$(0.35)	$(0.64)	$(1.17)

Pro forma disclosures are provided for 2005 because employee share-based awards were not accounted for using the fair value method during those periods. As noted above, the Company recorded share-based compensation expenses of $548,297 and $1,462,348, or $0.02 and $0.05 per share, for the three and nine months ended September 30, 2006.
The fair value of each stock option award was estimated at the date of grant using the Black-Scholes method with the following weighted average assumptions below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average risk-free interest rate	—	4.12%	4.81%	3.76%
Dividend yield	—	—	—	—
Expected weighted average volatility	—	.60	.70	.53
Expected life of options (years)	—	4.0	4.0	4.0
Weighted average fair value of options granted	—	$4.30	$1.93	$3.83
Expected volatility is based on implied volatilities from the Company’s publicly traded stock and other market factors. The Company uses historical data to estimate option exercise patterns and future employee terminations within the valuation. The expected term of stock options granted is derived from actual and forecasted option behavior and represents the period of time that options granted are expected to be outstanding. The risk-free rate interest rate is based on the contractual life of the option and the corresponding U.S. Treasury bond, which in most cases is the U.S. five year Treasury bond.
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
The Company relies on single-sourced third-party contract manufacturers to make its product candidates. The failure of these suppliers or a contract manufacturer to make the product according to specifications and deliver on schedule, or at all, could delay or interrupt the development process and adversely affect the Company’s operating results.
Research and Development Expense. Research and development expense primarily consists of costs incurred in the discovery, development, testing, and manufacturing of the Company’s product candidates. These expenses consist primarily of (i) fees paid to third-party service providers to monitor and accumulate data related to the Company’s clinical trials, (ii) costs related to obtaining patents and licenses and sponsored research agreements, (iii) the costs to procure and manufacture materials used in clinical trials, (iv) laboratory supplies and facility-related expenses to conduct experiments, and (v) salaries and related expenses for personnel, including share-based compensation expense. These costs are charged to expense as incurred.
General and Administrative Expense. General and administrative expense reflects the costs incurred to manage the Company and support the Company’s research and development activities. These costs primarily consist of salaries, benefits, and share-based compensation for personnel in executive, finance, accounting, information technology, business development, sales and marketing, and human resource functions. Other significant costs include professional fees for legal and accounting services, investor relations and other public company expenses, market research and other consulting services, facility expenses, as well as insurance premiums, including those for directors and officers’ liability.
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
Lease Accounting. The Company entered into a lease for its current facility where leasehold improvements paid by the lessor pursuant to the lease agreement are being amortized over the life of the lease as a discount to rent expense and as amortization expense to related leasehold improvements. The balances of the lessor-paid leasehold improvements and rent discounts are classified in the balance sheet as leasehold improvements and other liabilities, respectively.
Reclassifications. The Company reclassified previously recognized share-based compensation expense to the expense line items of Research and development expense and General and administrative expense to conform to the current year presentation as required under U.S. GAAP. In 2005 share-based compensation expenses were stated separately.
Recent Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect of the adoption of FIN No. 48 will have on its financial statements.
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
The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Net loss	$(2,588,581)	$(9,046,379)	$(19,243,057)	$(29,059,060)

Denominator:
Weighted average common shares outstanding	30,272,775	27,326,530	30,253,888	25,898,716

Basic and diluted net loss per share	$(0.09)	$(0.33)	$(0.64)	$(1.12)

The following table summarizes potentially dilutive common stock equivalents outstanding that are not included in the above calculations as the effect of their inclusion was anti-dilutive:

	September 30,
	2006	2005
Restricted stock and stock options	3,511,504	2,315,107
Warrants	3,807,706	3,800,143

Total	7,319,210	6,115,250

4. Share-Based Award Plans
The Company has two active share-based award plans as described below. For the three and nine month periods ended September 30, 2006, the Company recorded share-based compensation expense related to grants from those plans of $548,297 and $1,462,348, or $0.02 and $0.05 per share. No income tax benefit was recognized in the income statement and no share-based compensation expense was capitalized as part of any assets for the three and nine months ended September 30, 2006.
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
The following is a summary of all share-based activity and related information about the Company’s share-based award plans from December 31, 2005 through the period ended September 30, 2006:

				Aggregate
		Weighted-Average	Weighted-Average	Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
Stock Options	Options	per Option	Term	($000)

Balance at December 31, 2005	2,304,242	$5.82
Granted	349,500	3.45
Exercised	(49,128)	1.06
Forfeited or expired	(468,597)	6.36

Balance at September 30, 2006	2,136,017	$5.42	3.81	$165

Vested or expect to vest at September 30, 2006	2,132,861	$5.42	0.59	$165

Exercisable at September 30, 2006	1,056,869	$4.01	2.92	$165

The weighted-average grant date fair value of stock options granted during the nine month period ended September 30, 2006 was $1.93. There were no stock options granted during the three month period ended September 30, 2006. As of September 30, 2006, the Company has $3,833,524, net of estimated forfeitures, of unvested share-based awards not yet recognized as an expense, of which $2,256,424 is related to stock options. This amount will be recognized and expensed over the respective vesting period of the share-based awards on a straight-line basis, which is generally two to four years.
The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $17,438 and $262,831, respectively, with cash proceeds of $51,360 received by the Company for the nine months ended September 30, 2006. No actual tax benefits were realized as all of the options exercised were incentive stock options, or ISO’s and the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to the Company’s ability to generate sufficient taxable income in the future.
A summary of the Company’s non-vested restricted stock as of September 30, 2006 is presented below:

		Weighted-
		Average
		Grant
		Date Fair
Restricted Stock	Shares	Value
Non-vested at December 31, 2005	—	$—
Granted	1,424,488	1.90
Vested	—	—
Forfeited	(49,001)	2.05

Non-vested at September 30, 2006	1,375,487	$1.89

As of September 30, 2006 there was $1,577,100, net of estimated forfeitures, of total unrecognized share-based compensation expense related to non-vested restricted stock granted under 2004 Stock Incentive Plan. This unrecognized expense is expected to be recognized over a weighted-average period of 1.07 years.
5. Contingency
On April 28, 2006 the Company announced that it did not anticipate performing any additional clinical trials in very low birth weight infants with a donor-selected immune globulin form of Veronate and therefore would halt the manufacture of the clinical trial material used in the clinical development of Veronate. As a result, the Company terminated its contract manufacturing relationship with Nabi Biopharmaceuticals (“Nabi”) and suspended future purchases of all raw materials used to manufacture the donor-selected immune globulin form of Veronate. Subsequent to the termination date, Nabi has invoiced the Company for approximately $4.5 million in cancellation penalties and other amounts it contends are due as a result of the Company’s termination of the manufacturing agreement, which the Company disputes. On July 18, 2006, Nabi commenced an arbitration action against the Company seeking to recover a total of approximately $4.7 million in connection with the termination of the manufacturing agreement. The Company believes that it has meritorious defenses to the claims and has claims against Nabi arising from Nabi’s refusal to release valuable raw materials owned by the Company, and intends to defend itself and prosecute its counterclaims vigorously.
6. One-Time Termination Benefits
On April 21, 2006, the Company announced it reduced its workforce in order to lower its cost structure and appropriately align its operations with the current stage of MSCRAMM-based development programs. The reduction in force was largely focused in areas primarily dedicated to the planned commercialization of Veronate. The reduction in force, which became effective on April 17, 2006, reduced the Company’s workforce by approximately 50%. As a result, the Company recorded a charge of $0.8 million in the second quarter of 2006 related to the cost of one-time termination benefits. Of this amount, $0.2 million is recorded as a current liability as of September 30, 2006.
7. Other Income
During the three months ended September 30, 2006, the Company recognized other income in the amount of $1.0 million for amounts received in 1999 pursuant to a collaborative agreement. The Company has determined that this amount no longer represents a liability for which the obligation to provide further services or settlement is required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	our strategic direction or strategy;

•	our plan to reserve a significant portion of our financial resources to acquire other clinical-stage development opportunities beyond our MSCRAMM® platform through in-licensing, acquisition or merger to expand our near-term development pipeline;

•	our intent to not conduct any additional clinical trials in very low birth weight infants with the donor-selected immune globulin form of Veronate;

•	our intent to suspend the initiation of additional clinical trials of Aurexis pending outcome of our in-licensing, acquisition or merger activities;

•	our intent to conduct further pre-clinical studies of Aurexis and most of our other MSCRAMM-based programs;

•	our future development plans for Aurexis or our other MSCRAMM-based programs pending the outcome of our in-licensing, acquisition or merger activities, or the ability to attract a co-development partner for any of our MSCRAMM-based programs;

•	the number of months that our current cash, cash equivalents, and short-term investments will allow us to operate;

•	our future financing requirements, the factors that influence these requirements, and how we expect to fund them;

•	total estimated cash, cash equivalents and short-term investments as of December 31, 2006;

•	our intent to defend ourselves and prosecute our counterclaims vigorously against Nabi;

•	potential future revenue from collaborative research agreements, partnerships, or materials transfer agreements;

•	our ability to successfully commercialize our products and generate product-related revenue in the future;

•	the potential volatility of our quarterly and annual operating costs; and

•	the expectation of continued substantial losses.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: Wyeth terminating our license and collaborative research agreement; our ability to execute our strategy on a timely basis; maintaining sufficient resources, including key employees; our ongoing or future preclinical or clinical trials not demonstrating the appropriate safety and efficacy of our product candidates; our ability to successfully develop current and future product candidates either independently or in collaboration with partners; our ability to secure and our use of third-party contract clinical research and data management organizations, raw material suppliers and manufacturers, who may not fulfill their contractual obligations or otherwise perform satisfactorily in the future; manufacturing and maintaining sufficient quantities of clinical trial material on hand to complete our preclinical or clinical trials on a timely basis; failure to obtain regulatory approval to commence or continue our clinical trials or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others; our collaborators do not fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; our collaborators do not fulfill their obligations under our agreements with them in the future; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; our ability to find suitable in-licensing, acquisition or merger opportunities to expand our near-term development pipeline; changes in related governmental laws and regulations; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of this Form 10-Q, and the Form 10-Q for March  31, 2006 and June  30, 2006 , and the Company’s Form 10-K for the year ended December 31, 2005. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
Inhibitex®, MSCRAMM®, Veronate®, and Aurexis®are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.
The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1A of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company that has historically been focused on the discovery and development of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. In November 2005, we completed enrollment in a 2,017 patient pivotal Phase III clinical trial of Veronate, a product candidate that we had been developing for the prevention of certain hospital-associated infections in premature, very low birth weight, or VLBW, infants. On April 3, 2006, we announced that this pivotal Phase III trial did not achieve its primary endpoint or any of its secondary endpoints. Our second product candidate in clinical development is Aurexis, for which we completed a 60 patient Phase II clinical trial in May 2005 evaluating it as first-line therapy, in combination with antibiotics, to treat serious, life-threatening S. aureus, bloodstream infections in hospitalized patients. We also have several ongoing preclinical stage development programs.
In light of the pivotal Phase III results for Veronate, we have reduced our work-force by approximately 50%, announced that we did not foresee performing additional clinical trials in very low birth weight infants with a donor-selected immune globulin form of Veronate, and have discontinued the manufacturing of Veronate. In addition we have announced the adoption of a strategy whereby we intend to better balance our pipeline by reserving a significant portion of our financial resources to pursue other clinical-stage development programs beyond our MSCRAMM platform via in-licensing, acquisition or merger. Accordingly, we have suspended the initiation of additional clinical trials of Aurexis pending the outcome of our in-licensing, acquisition and merger activities. Based on our strategy our quarterly and annual operating costs and revenues may become highly volatile, and comparisons to previous periods will be difficult to compare.
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
As of September 30, 2006, we had an accumulated deficit of $160.8 million.

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
There has been no change in the above critical accounting policies used to create the underlying accounting assumptions and estimates used in the above critical accounting policies in 2006, except for share-based compensation as described in detail below:
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
We have recorded share-based compensation expense of $0.5 million and $1.5 million, or $0.02 per share and $0.05 per share, in the three and nine months ended September 30, 2006, respectively, of which $0.2 million and $0.6 million was recorded as a research and development expense and $0.3 million and $0.9 million was recorded as a general and administrative expense, respectively. As of September 30, 2006, we have $3.8 million, net of forfeitures, of unvested awards not yet recognized as an expense. This amount will be expensed over the respective vesting period of the granted awards, which for stock options is generally two to four years and for restricted stock, one to two years. Please refer to Note 2 to our Financial Statements for further information on share-based compensation.
Results of Operations
Three Months Ended September 30, 2006 and 2005
Revenue. Revenue decreased to $169,000 for the three months ended September 30, 2006 from $328,000 for the same quarter in 2005. This decrease of $159,000, or 48%, was the result of reduced proceeds from research activities performed under a materials transfer agreement. Revenue consists primarily of quarterly collaborative research and development support fees and the amortization of license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that support the program.
Research and Development Expense. Research and development expense decreased to $2.5 million during the three months ended September 30, 2006 from $8.1 million in the same quarter in 2005. This decrease of $5.6 million, or 69%, resulted primarily from a $3.9 million decrease in direct clinical trial expenses, as well as a $0.8 million decrease in expenses related to the manufacturing of clinical trial material, a $0.6 million decrease in salaries, benefits, and share-based compensation expenses, and a $0.3 million decrease in license fees, patent-related legal fees, and other expenses. Direct clinical trial expenses associated with the Veronate program decreased significantly due to the completion of the pivotal Phase III Veronate trial in April 2006, which was ongoing during the third quarter of 2005. Manufacturing expenses decreased due to the suspension of raw material purchases for the Veronate program in the second quarter of 2006 and the completion of a manufactured lot of clinical trial material for the Aurexis program during the third quarter of 2005. Salaries, benefits, and share-based compensation decreased primarily due to a previously announced work-force reductions in April 2006, offset in part by higher share-based compensation expenses related to the adoption of SFAS 123(R). License fees, legal and other expenses decreased due to reduced sponsored research expenses and a decrease in laboratory supplies and other expenses as compared to the same quarter in 2005.
The following table summarizes the components of our research and development expense for the three months ended September 30, 2006 and 2005.

	Three Months Ended
	September 30,
	2006	2005
	(in thousands)
Clinical and manufacturing-related expense	$30	$4,737
Salaries, benefits, and share-based compensation expense	1,140	1,732
License fees, legal, and other expense	662	949
Depreciation and facility-related expense	679	667

Total research and development expense	$2,511	$8,085

General and Administrative Expense. General and administrative expense increased to $2.0 million for the three months ended September 30, 2006 from $1.8 million for the same quarter in 2005. The increase of $0.2 million, or 11%, was primarily due to an increase of $0.2 million in salaries, benefits, and share-based compensation expense and $0.1 million increase in depreciation and facility related expenses, offset by $0.1 million decrease in other expenses. Salaries, benefits and share-based compensation expense increased primarily due to higher share-based compensation expense, offset in part by lower salaries and benefits relate to work-force reductions. Depreciation and facility related expense increased due to higher depreciation expenses related to our new facility, which we occupied in May 2005. The decrease in other expenses was due to a decrease in market research and board-related expenses related to costs associated with the Veronate program that were incurred in 2005, but not in 2006 and lower board of director cash retainers in 2006.
Other Income (Loss), net. Other income (loss), net increased to $1.0 million for the three months ended September 30, 2006 from a loss of $0.1 million for the comparable quarter in 2005. This increase of $1.1 million resulted from the reversal of a liability for which the obligation to provide further services or settlement has expired pursuant to a collaborative agreement signed in April 1999.
Nine Months Ended September 30, 2006 and 2005
Revenue. Revenue decreased to $681,000 for the nine months ended September 30, 2006 from $774,000 for the same period in 2005. This decrease of $93,000, or 12%, was the result of reduced proceeds from research activities performed under a materials transfer agreement. Revenue primarily consists of quarterly collaborative research and development support fees and license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that support the program.
Research and Development Expense. Research and development expense decreased to $16.0 million during the nine months ended September 30, 2006 from $26.1 million for the same period in 2005. This decrease of $10.1 million, or 39%, resulted primarily from a $7.3 million decrease in direct clinical trial expenses, a $2.9 million decrease in expenses related to the manufacturing of clinical trial material, and a $0.1 million decrease in salaries, benefits, and share-based compensation expense, offset in part by a $0.2 million increase in depreciation and facility-related expenses. Direct clinical trial expenses associated with the Veronate program decreased significantly due to the completion of the pivotal Phase III Veronate trial in April 2006. In addition, there was a decrease in direct clinical trial expenses related to the Aurexis program primarily associated with the completion of a 60 patient Phase II clinical trial and Phase I end stage renal clinical trial in 2005. Manufacturing expenses decreased due to the completion of several manufactured lots of clinical trial material for the Aurexis program during the first nine months of 2005 as compared to none during the same period in 2006. Salaries, benefits, and share-based compensation decreased due to work-force reduction in April 2006 and lower recruiting expenses as compared to the same period in 2005, offset in part by higher share-based compensation expenses related to the adoption of SFAS 123(R) in 2006. Depreciation and facility-related expenses increased due to higher depreciation expenses and operating expenses related to our new facility, which we occupied in May 2005.
The following table summarizes the components of our research and development expense for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Clinical and manufacturing-related expense	$6,464	$16,645
Salaries, benefits, and share-based compensation expense	5,031	5,115
License fees, legal, and other expense	2,484	2,556
Depreciation and facility-related expense	2,006	1,797

Total research and development expense	$15,985	$26,113

General and Administrative Expense. General and administrative expense increased to $7.3 million for the nine months ended September 30, 2006 from $5.2 million for the same period in 2005. The increase of $2.1 million, or 40%, was primarily the result of an increase of $1.1 million in professional and legal fees and market research activities, an increase of $0.9 million in salaries, benefits and share-based compensation expense, an increase of $0.2 million in depreciation and facility-related expenses, offset by a $0.1 million decrease in other expenses. Professional and legal fees and market research activities increased due to a significantly higher market research expenses, related to the Veronate program, that were incurred during 2006 as compared to the same period in 2005, and higher fees associated with general corporate matters, advisory services, accounting services, and investor relations activities. Salaries, benefits, and share-based compensation expense increased primarily as a result of an increase in share-based compensation expense due to our adoption of SFAS 123(R) in 2006, and an increase in salaries and benefits based on higher salaries, offset in part by a reduction in recruiting and relocation expenses. Depreciation and facility-related expense increased due to higher depreciation expenses related to our new facility, which we occupied in May 2005. Other expenses decreased related to lower general office expenses.
Other Income (Loss), net. Other income (loss), net increased to $1.1 million for the nine months ended September 30, 2006 from a loss of $0.1 million for the comparable period in 2005. This increase of $1.2 million was the result of the reversal of a liability for which the obligation to provide further services or settlement has expired pursuant to a collaborative agreement signed in April 1999.
Interest Income, net. Interest income, net increased to $2.3 million for the nine months ended September 30, 2006 from $1.5 million for the comparable period in 2005. This increase of $0.8 million was the result of higher interest rates and a higher average balance of cash, cash equivalents and short-term investments during the first nine months of 2006 as compared to the same period in 2005.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception (May 13, 1994) through September 30, 2006, we have funded our operations primarily with $214.4 million in gross proceeds raised from a series of five private equity financings, our initial public offering in June 2004, and private placements in November 2004 and August 2005. From inception through September 30, 2006, we have also borrowed a total of $12.2 million under several notes payable, credit facilities with a commercial bank and a local development authority and capital lease lines. We have also received approximately $7.2 million in license fees, collaborative research payments, proceeds from a materials transfer agreement, and grants, of which $0.8 million was recorded as deferred revenue as of September 30, 2006.
At September 30, 2006, our cash, cash equivalents and short-term investments totaled $64.5 million and we held no investments with a planned maturity greater than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government agency securities, high-grade corporate bonds, asset-backed securities, commercial paper, certificates of deposit, and money market accounts.
From January 1, 2006 to September 30, 2006, we made payments of $1.8 million on our existing capital leases and notes payable. We currently are and have been compliant on all debt covenants.

Cash Flows
For the nine months ended September 30, 2006, cash, cash equivalents and short-term investments decreased by $22.6 million, from $87.1 million to $64.5 million. This decrease was primarily the result of cash used for operating activities, the repayment of capital lease obligations and notes payable, and capital expenditures.
Net cash used in operating activities was $20.7 million for the nine months ended September 30, 2006, reflecting the net loss for the nine month period of $19.2 million and a net decrease in operating liabilities over operating assets of $4.6 million, which was offset in part by non-cash charges of $3.1 million. The net loss was the result of conducting clinical trials associated with Veronate and Aurexis, research and development activities, and ongoing general and administrative expenses. The net decrease in current liabilities over current assets reflected a net decrease in accounts payable and accrued liabilities of $4.5 million resulting from reduced clinical trial and manufacturing-related expenses.
We received approximately $15.4 million of cash from investing activities during the nine months ended September 30, 2006, which consisted of net proceeds from short-term investments of $15.6 million, offset in part by the purchase of laboratory and computer equipment of $0.2 million.
We used net cash of $1.7 million from financing activities during the nine months ended September 30, 2006 for scheduled payments of $1.8 million on our capital leases and notes payable, offset by proceeds of $0.1 million on the issuance of common stock.
Funding Requirements
Our strategic direction is highly uncertain. We intend to seek to acquire clinical-stage development programs beyond our MSCRAMM-based programs through in-licensing, acquisition or merger activities to better balance our development pipeline. We intend to preserve a significant portion of our cash resources to support these activities. Although we intend to conduct further preclinical studies of Aurexis and our other MSCRAMM-based programs while pursuing these other clinical-stage opportunities, we cannot assure you that we will continue to invest in our MSCRAMM-based programs. Pending the outcome of our in-licensing, acquisition or merger-related activities, we may or may not decide to continue the development of Aurexis or any of our other MSCRAMN-based programs unless we are able to attract a co-development partner. The pursuit of clinical-stage development programs beyond our MSCRAMM-based programs and possible future strategic acquisitions of businesses, products or technologies may require us to obtain additional funding or otherwise issue shares of our common stock, although currently no arrangements, agreements, or understandings either for such transactions or the financing thereof are in place.
Our future funding requirements are therefore difficult to determine and will depend on a number of factors, including our ability to identify and obtain suitable in-licensing, acquisition or merger opportunities, if at all, and the costs to develop such programs; the timing and costs involved in conducting future preclinical studies and clinical trials, if any; the number of new product candidates we may advance into clinical development; future payments we may receive or make under existing or future license or collaboration agreements; obtaining regulatory approvals for our product candidates, if ever; the cost of filing, prosecuting and enforcing patent and other intellectual property claims; the need to acquire additional licenses; and our ability to manage our general and administrative expenses.
Based upon our current operating plans, and subject to the outcome of any partnering, in-licensing, acquisition or merger activities that may or may not occur in the future, we believe that our existing cash, cash equivalents and short-term investments of $64.5 million as of September 30, 2006 will enable us to operate for a period of at least 24 months. A significant in-licensing, acquisition or merger would likely have a material effect on our future liquidity needs. However, because we have not entered into any arrangements, agreements or understandings in this regard, the impact of any such transaction on our financial position or liquidity is impossible for us to predict at this time. We currently do not have any commitments for future funding, nor do we anticipate that we will generate revenue from the sale of any products for the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 24 months or in the event we enter into a significant in-licensing, acquisition or merger transaction, we anticipate that we may need to raise additional capital. We expect to continue to fund our operations with our existing cash, cash equivalents and short-term investments, or through the sale of additional common stock or other securities, strategic collaborations, partnerships, or additional debt financing. These funds may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our clinical trials or obtain funds through collaborative arrangements or partnerships that may require us to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents, and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations, and United States government agency securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not have any foreign currency or other derivative financial instruments and we do not have significant interest rate risk associated with our debt obligations. We have the ability to hold any of our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our financial condition, and our ability to raise additional capital in the future or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 have not materially changed except as set forth below.
Risks Relating to Our Business
In light of the unfavorable results of our pivotal Phase III Veronate clinical trial and the findings from an extensive review of the entire Veronate program, we have adopted a strategy whereby we plan to preserve our cash resources by reducing the amount we are investing in our existing MSCRAMM-based development programs, and seek collaborative partners for these programs while we pursue other clinical-stage development opportunities through in-licensing, acquisition or merger in order to balance our development pipeline. We may be unable to implement this strategy on a timely basis, if at all, which could harm our business.
The number of clinical-stage development programs available for in-licensing, acquisition or merger is limited, and there are numerous other large pharmaceutical and biopharmaceutical companies competing for these same opportunities. Many of these companies have greater capital resources, experience and capabilities than we have. We may not be able to successfully identify or execute a transaction for any suitable in-licensing, acquisition or merger candidates, or we may be able to do so only on terms unacceptable to us or our stockholders through a stockholder vote. Any transactions we may complete in the future or potential future strategic decisions we make may disappoint investors and further depress the price of our common stock and the value of your investment in our common stock, it may require us to raise more money, incur non-recurring or other charges, and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results. Further we may not be able to successfully integrate a transaction in a suitable time frame or at all, or provide any perceived synergies. The successful completion of such a transaction may result in the owners of the other company owning a controlling position in Inhibitex and there may be a significant change in management and the board of directors.
We have experienced losses since our inception. We expect to continue to incur such losses for the foreseeable future and we may never become profitable.
Since inception (May 13, 1994) through September 30, 2006, we have incurred a cumulative deficit of approximately $160.8 million. Our losses to date have resulted principally from:
•	costs related to our research programs and the clinical development of our product candidates; and

•	general and administrative costs relating to our operations.
We anticipate incurring losses for the foreseeable future if we further develop our product candidates or acquire additional drug development programs, which will generally require us to conduct significant research and laboratory testing, conduct extensive and expensive clinical trials, as well as seek regulatory approvals. We cannot assure you that we will ever generate direct or royalty revenue from the sale of products or become profitable. Based on our current strategy our quarterly and annual operating costs and revenues may become highly volatile, and comparisons to previous periods will be difficult to compare.
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
•	our ability to complete an in-licensing, acquisition or merger of other clinical-stage development programs on terms acceptable to shareholders, analysts, and institutional buyers;

•	our ability to manage our cash burn rate at an acceptable level;

•	disclosure of our or our competitors’ clinical trial status or data;

•	the approval or commercialization of new products by us or our competitors, and the disclosure thereof;

•	announcements of scientific innovations by us or our competitors;

•	rumors relating to us or our competitors;

•	public concern about the safety of our product candidates, products or similar classes of products;

•	litigation to which we may become subject;

•	disclosures of any favorable or unfavorable clinical or regulatory developments concerning our clinical trials, manufacturing, or product candidates;

•	actual or anticipated variations in our annual and quarterly operating results;

•	changes in general conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in drug reimbursement rates or government policies related to reimbursement;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	new regulatory legislation adopted in the United States or abroad;

•	our failure to achieve or meet equity research analysts’ expectations or their estimates of our business, or a change in their recommendations concerning our company, the value of our common stock or our industry in general;

•	termination or delay in any of our existing or future collaborative arrangements;

•	future sales of equity or debt securities, including large block trades or the sale of shares held by our directors or management;

•	the loss of our eligibility to use Form S-3 due to the amount of our market capitalization falling below specified levels;

•	the loss of our eligibility to trade our shares of common stock on the Nasdaq Global Market due to our failure to maintain listing standards;

•	changes in accounting principles;

•	failure to comply with the periodic reporting requirements of publicly-owned companies, under the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002; and

•	general economic conditions.
In addition, the stock market in general, and more specifically Nasdaq Global Market and the market for biotechnology stocks in particular, have historically experienced significant price and volume fluctuations. Volatility in the market price for a particular biotechnology company’s stock has often been unrelated or disproportionate to the operating performance of that company. Market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Due to this volatility, you may be unable to sell your shares of common stock at or above the price you paid.

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

Date: November 7, 2006	INHIBITEX, INC

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