Form 10-K
period 2006-12-31
INHIBITEX, INC.
filed 2007-03-16
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50772

Inhibitex, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	74-2708737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9005 Westside Parkway
Alpharetta, GA 30004
(Address of Principal Executive Offices) (Zip Code)

(678) 746-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, par value $.001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

The approximate aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on June 30, 2006 was $53,563,351.

Number of shares of Common Stock outstanding as of March 10, 2007: 30,598,098

Documents incorporated by reference:

Portions of the definitive Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (Part III).

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are principally contained in the sections entitled “Item 1-Business”, “Item 2-Properties” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

•	our strategic direction or strategy;

•	our plan to preserve a significant portion of our financial resources to acquire other pre-clinical or clinical-stage development opportunities beyond our MSCRAMM® platform through in-licensing, acquisition or merger to expand our development pipeline;

•	our intent to not conduct any additional clinical trials in very low birth weight infants with the donor-selected immune globulin form of Veronate;

•	our intent to not advance Aurexis into late-stage clinical development without a co-development partner or corporate collaborator;

•	our intent to conduct further pre-clinical studies of Aurexis and most of our other MSCRAMM-based programs;

•	our future development plans for Aurexis or our other MSCRAMM-based programs pending the outcome of our in-licensing, acquisition or merger activities, or the ability to attract a co-development partner for any of our MSCRAMM-based programs;

•	the number of months that our current cash, cash equivalents, and short-term investments will allow us to operate;

•	our future financing requirements, the factors that influence these requirements, and how we expect to fund them;

•	potential future revenue from collaborative research agreements, partnerships, license agreements, or materials transfer agreements;

•	our ability to successfully commercialize our products and generate product-related revenue in the future;

•	the potential volatility of our quarterly and annual operating costs; and

•	the expectation of continued substantial losses.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: 3M Company or Wyeth terminating our license and collaborative research agreements; our ability to execute our strategy on a timely basis; maintaining sufficient resources, including key employees; our ongoing or future preclinical or clinical trials not demonstrating the appropriate safety and efficacy of our product candidates; our ability to successfully develop current and future product candidates either independently or in collaboration with partners; our ability to secure and our use of third-party contract clinical research and data management organizations, raw material suppliers and manufacturers, who may not fulfill their contractual obligations or otherwise perform satisfactorily in the future; manufacturing and maintaining sufficient quantities of clinical trial material on hand to complete our preclinical or clinical trials on a timely basis; failure to obtain regulatory approval to commence or continue our clinical trials or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others; our collaborators do not fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; our collaborators do not fulfill their obligations under our agreements with them in the future; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; our ability to find suitable in-licensing, acquisition or merger opportunities to expand our near-term development pipeline; changes in related governmental laws and regulations; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Annual Report on Form 10-K and risk factors described in or referred to in greater detail in the “Risk Factors” section of this Form 10-K, and the Form 10-Q for March 31, 2006, June 30, 2006, and September 30, 2006. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-K and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

Inhibitex®, MSCRAMM®, Veronate®, and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.

Overview

We are a development stage company that is focused on the development and commercialization of anti-infective products that can diagnose, prevent and treat serious infections. Since our inception in May 1994, we have generated significant losses. As of December 31, 2006, we had an accumulated deficit of $172.7 million.

From our inception in 1994 to March 31, 2006, we devoted substantially all of our resources and efforts towards the discovery and development of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections, all of which were based upon our proprietary MSCRAMM protein platform. In November 2005, we completed enrollment of a 2,017 patient pivotal Phase III clinical trial of Veronate, our lead product candidate at that time, which we had been developing for the prevention of certain hospital-associated infections in premature, very low birth weight infants. On April 3, 2006, we announced that this pivotal Phase III trial did not achieve its primary endpoint or any of its secondary endpoints.

In light of these Phase III trial results, in April 2006 we discontinued the development of Veronate, reduced our work-force and realigned our operations consistent with the status of other MSCRAMM-based development programs. In addition, after a comprehensive review of the entire Veronate program and an internal assessment of our pipeline, assets, resources and capabilities we adopted a strategy to preserve a significant portion of our financial resources, in order to pursue other pre-clinical or clinical-stage development product candidates beyond our MSCRAMM platform via in-licensing, acquisition or merger activities. We have not yet completed such a transaction. While we are in various stages of discussions associated with these efforts, we cannot determine when, if ever, we will be successful in implementing this strategy. Pursuant to this strategy, while we continue with preclinical work on Aurexis and continue to support our MSCRAMM partnering programs, and have in fact recently entered into an out-licensing arrangement for diagnostic aspects of our MSCRAMM platform, we suspended the initiation of additional clinical trials of Aurexis and any of our other MSCRAMM-based programs pending the outcome of these strategically-focused activities. However, we plan to continue to leverage our capabilities and intellectual property related to our MSCRAMM protein platform to pursue corporate collaborations that could provide financial and other synergistic capabilities to support the further development of these programs and maximize their potential.

We have neither received regulatory approval for any of our product candidates, nor do we have any commercialization capabilities; therefore it is possible that we may never successfully derive any commercial revenues from any of our existing or future product candidates or preclinical programs.

We believe there is opportunity to utilize our expertise in MSCRAMM proteins to collaborate on the discovery, development and commercialization of novel antibody-based products that address the increasing prevalence of life-threatening hospital-associated infections and the lack of effective therapies currently available to treat these infections. The human immune system normally protects the body against a variety of infections and other illnesses by recognizing, neutralizing and eliminating pathogens and malignant cells from the body. One of the primary functions of the immune system is the production of antibodies. Antibodies are soluble proteins found in the plasma portion of whole blood capable of recognizing and binding to pathogens that are potentially harmful to the human body. Antibodies recognize and attach themselves, or bind to antigens, examples of which include MSCRAMM proteins present on the surface of bacteria and fungi. In order for an effective immune response to occur without harming normal cells, the immune system generates antibodies that recognize and bind tightly to one specific antigen. Once an antibody binds to its targeted antigen, it triggers the cellular components of the immune system to clear the pathogen from the body.

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

We believe that antibody-based products developed utilizing our MSCRAMM proteins may provide the following advantages over existing anti-infective therapies:

•	the ability to be used prophylactically in patients where the preventive use of antibiotics is not appropriate or recommended;

•	improve patient outcomes by reducing the incidence of secondary site infections, relapse rates, mortality and length of hospital stay;

•	a lower likelihood of inducing patterns of drug resistance due to their novel mechanisms of action; and

•	fewer side effects.

Our Product Candidates

Our antibody-based product candidates and programs are summarized below:

		Stage of	Worldwide
Product Candidate	Intended Use	Development	Commercial Rights

Aurexis	Treatment of serious S. aureus infections, in combination with standard of care antibiotics in hospitalized patients	Phase II	Inhibitex
Candida monoclonal antibodies	Treatment of Candida infections	Preclinical	Inhibitex
Staphylococcus epidermidis monoclonal antibodies	Treatment of S. epidermidis infections	Preclinical	Inhibitex

		Stage of	Worldwide
Product Candidate	Intended Use	Development	Commercial Rights

Enterococcos monoclonal antibodies	Treatment of enterococcos infections	Preclinical	Inhibitex/Dyax Corp.
Staphylococcal vaccine	Active immunity against staphylococcal infections	Preclinical	Wyeth
Diagnostic for bacterial and fungal pathogens	Diagnostic products for Staphylococcal infections	Clinical	3M Company

Aurexis

Aurexis is a humanized monoclonal antibody being developed as a first-line therapy, in combination with antibiotics, for the treatment of serious, life-threatening S. aureus bloodstream infections in hospitalized patients. Aurexis targets ClfA, an MSCRAMM protein found on the surface of virtually all strains of S. aureus. In May 2005 we completed a 60 patient Phase II trial of Aurexis in patients with confirmed S. aureus bloodstream infections. We plan to seek future corporate collaborations that can provide financial resources and other synergistic capabilities to support the further development of Aurexis prior to advancing it into late-stage clinical development. Aurexis has been granted Fast Track designation by the FDA for the adjunctive treatment of S. aureus bloodstream infections.

Market Opportunity for the Treatment of S. aureus Infections

S. aureus is one of the leading causes of hospital-associated infections. Based on data compiled by the CDC, an estimated 300,000 S. aureus infections occur in the United States annually. We estimate, based on compiled data, that approximately 60,000 to 90,000 of these S. aureus infections are bloodstream infections. We are developing Aurexis to be used adjunctively as a first-line therapy to treat S. aureus bloodstream infections. We also believe that the degree to which the medical community may adopt the use of Aurexis, if and when it is approved by the FDA will be based primarily on its ability to reduce the incidence of infection-associated mortality, the relapse rate associated with these infections, the frequency of related secondary site infections, and the number of days that patients with such infections stay in the intensive care unit or hospital.

Aurexis Clinical Trials

Phase II.  In May 2005, we reported results from a 60 patient Phase II trial of Aurexis, in combination with antibiotics, for the treatment of documented S. aureus bloodstream infections in hospitalized patients. Patients were randomized to receive antibiotic therapy in combination with either Aurexis, at 20 mg/kg, or placebo. Both Aurexis and the placebo were administered intravenously as a single dose. In this trial, standard of care antibiotic therapy was selected by the individual investigators. Subjects were followed for 57 days or until early termination from the trial.

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

Other Product Candidates

In addition to Aurexis, we currently have a number of other product candidates in preclinical development, all of which are based on the use of MSCRAMM proteins. However, based on our strategy to preserve a significant portion of our financial resources to pursue other anti-infective preclinical and clinical-stage development programs beyond our MSCRAMM platform via in-licensing, acquisition or merger activities we have reduced the amount of committed resources to these programs pending the outcome of our strategically-focused activities.

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

Staphylococcus Epidermidis Monoclonal Antibodies

Staphylococcus epidermidis (S. epidermidis) is often reported as the most frequent isolate among coagulase negative staphylococci or (CoNS), which are a major constituent of the normal flora on human skin. Although often considered a contaminant of blood cultures, S. epidermidis is now recognized as an opportunistic pathogen and is one of the leading causes of hospital-associated blood stream infections, or bacteremia. We have identified a panel of MSCRAMM proteins expressed by S. epidermidis. Humanized monoclonal antibodies that specifically recognize these MSCRAMM proteins have been produced and evaluated in a series of in vitro preclinical studies.

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

Enterococcal Monoclonal Antibodies

We have identified and characterized MSCRAMM protein targets expressed by enterococci and we have generated monoclonal antibodies that recognize these targets. In October 2004, we entered into an agreement with Dyax to collaborate on the discovery, development, and commercialization of fully human monoclonal antibodies against MSCRAMM proteins on enterococci. Under the terms of the agreement, we and Dyax will jointly develop product candidates that may be identified during the collaboration and will share in the costs to develop any resulting product candidates and the commercialization rights and profits from any marketed products. During the first half of 2007, we anticipate that we and Dyax will make a determination as to whether to advance the collaborative program to the next stage of development.

Diagnostic Products

On January 4, 2007, we announced that we had entered into a license and commercialization agreement with 3M Company or 3M for the development of various diagnostic products using our MSCRAMM protein platform. Under the terms of the agreement, we granted 3M an exclusive global license to use Clumping Factor A (ClfA), an MSCRAMM protein, in the development of diagnostic products. We also granted 3M a license to use additional MSCRAMM protein targets for the development of other diagnostic products. In exchange for these licenses, we are entitled to receive future milestone payments, financial support of further research and development activities and royalty payments on product sales.

Our Strategy

Our goal is to become a leading biopharmaceutical company that develops and commercializes anti-infective products that can diagnose, prevent and treat serious infections. In order to achieve this goal, we are focused on the following key strategies:

Expand Our Product Portfolio through In-Licensing, Acquisitions or Merger.  We are seeking in-licensing, acquisition or merger opportunities for various preclinical and clinical drug development programs. While we are in various stages of discussions associated with this initiative, we cannot determine when, if ever, we will be successful in implementing this component of our strategy. Such a transaction or combination of transactions may result in our current stockholders not owning a majority of our shares.

Advance the Development of Aurexis through Collaboration or Collaborations.  We are developing Aurexis as a first-line therapy for the treatment of serious S. aureus infections in combination with antibiotics. We have evaluated Aurexis in a Phase II clinical trial in patients with S. aureus bloodstream infections. We intend to pursue corporate collaborations that can provide financial and other synergistic capabilities to support the further development of Aurexis prior to advancing it into later-stage clinical development. We, or our collaborators, may also choose to evaluate Aurexis in other indications in the future.

Preserve a Significant Portion of our Financial Resources in Order to Pursue and Fund Other Preclinical or Clinical-stage Development Programs We May Acquire.  In order to preserve our financial resources to fund the future development of any development programs we may obtain through in-licensing, acquisition or merger activities, we have reduced the amount of resources committed to the development of our MSCRAMM-based programs, and do not intend to advance any of these programs into clinical development without a corporate collaborator.

Sales and Marketing

We currently have limited, if any, commercialization capabilities, and it is possible that we may never successfully commercialize or sell any of our existing or future product candidates. We anticipate partnering or collaborating with other companies to further develop and commercialize our existing MSCRAMM-based product candidates. We intend to evaluate whether or not we may independently commercialize any future drug development programs we acquire through in-licensing, acquisition or merger activities on a case-by-case basis.

Manufacturing

We do not own or operate any manufacturing facilities. Historically, we have outsourced the manufacture of our clinical trial materials. We anticipate that we will continue to rely on qualified contract manufacturers for the manufacture of any materials we may use in the clinical development of product candidates for the foreseeable future.

We have used a contract manufacturer, Avid Bioservices, Inc., or Avid, to produce clinical trial material for use in our Phase I and II clinical trials of Aurexis. As of December 31, 2006, we have no long-term obligations under any of our prior agreements with Avid to manufacture additional clinical trial material for our Aurexis program. In November 2004, we entered into an agreement with Lonza Biologics PLC, or Lonza, for the manufacture of a second clone of Aurexis. Under the terms of the agreement, Lonza agreed to perform numerous process development related services and manufacture a cGMP lot of Aurexis for potential use in future clinical trials, which they have completed. As of December 31, 2006, we have no long-term obligations under this agreement.

In April 2006, we terminated our agreement with Nabi Biopharmaceuticals, Inc. or Nabi for the manufacture of clinical trial materials used in the development of Veronate. In February 2007, an arbitrator determined that we were liable to Nabi for $4.5 million of cancellation fees associated with our termination of the agreement.

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

Obtaining product candidates or development programs via in-license, acquisition or merger is a highly competitive activity. Many organizations, including large pharmaceutical and biopharmaceutical companies, as well as other smaller life science companies, continue to seek to acquire these types of programs and the development and commercialization of anti-infective therapies as a strategy. Many of these organizations have substantially more capital resources than we have, and greater capabilities and experience in negotiating and consummating licensing, acquisition or merger agreements. Further, any product candidates that we may obtain, successfully develop and receive approval for sale by the FDA or similar regulatory authorities in other countries may compete with existing products and product candidates that may be approved in the future. Many organizations, including large pharmaceutical and biopharmaceutical companies have substantially more capital resources than we have, and greater capabilities and experience in basic research, conducting preclinical studies and clinical trials, regulatory affairs, manufacturing, marketing and sales. As a result, we may face competitive disadvantages relative to these organizations should they develop or commercialize a competitive product. Therefore, we cannot assure you that any of our product candidates, if ever approved for sale, will compete successfully and that another organization will not succeed in developing and commercializing products that render our technology or product candidates non-competitive or obsolete. Further, we cannot assure you that we will be successful in in-licensing, acquisition or merger.

Intellectual Property Rights and Patents

We own or are have licensed numerous issued United States patents and pending patent applications, as well as corresponding international filings in the field of MSCRAMM and surface adhesions. The issued United States patents expire between 2009 and 2021. In addition to our patents and patent applications, we have registered trademarks for Inhibitex, MSCRAMM, Aurexis and Veronate.

Of the patents and applications in our portfolio, a number are considered critical to the development of Aurexis:

•	Our two United States ClfA patents are directed to the DNA encoding ClfA and the ClfA MSCRAMM protein on S. aureus. These patents will expire in 2016 and 2014, respectively, if not extended. The ClfA protein is the protein recognized by the Aurexis monoclonal antibody. There are no corresponding foreign rights available for the ClfA protein and nucleic acid sequences.

•	Our pending United States ClfA patent application claims antibodies to the ClfA protein. Our United States ClfA monoclonal antibody patent relates to Aurexis and contains claims to monoclonal antibodies recognizing the ClfA protein. This patent will expire in 2021 if not extended. Corresponding international applications are pending.

Patent and other proprietary rights are important in our business and for the development of our product candidates. We have sought, and intend to continue to seek patent protection for our inventions and rely upon patents, trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain a competitive advantage. In order to protect these rights, know-how and trade secrets, we typically require employees, consultants, collaborators and advisors to enter into confidentiality agreements with us, generally stating that they will not disclose any confidential information about us to third parties for a certain period of time, and will otherwise not use confidential information for anyone’s benefit but ours.

The patent positions of companies like ours involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with any certainty. Our issued patents, those licensed to us, and those that may be issued to us in the future may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be approved for sale and commercialized, our relevant patent rights may expire or remain in force for only a short period following commercialization. Expiration of patents we own or license could adversely affect our ability to protect future product development and, consequently, our operating results and financial position.

Licensing and Collaborative Agreements

To date, we have entered into a number of license and collaborative agreements with various institutions to obtain intellectual property rights and patents relating to MSCRAMM proteins and our product candidates. We have also entered into an exclusive worldwide license and collaboration agreement with Wyeth with respect to their use of our MSCRAMM protein intellectual property to develop human staphylococcal vaccines, a joint development agreement with Dyax for the discovery, development, and commercialization of therapeutic products for the treatment of infections caused by enterococci, and a diagnostic license and commercialization agreement with 3M to develop certain diagnostic products using the MSCRAMM protein platform.

Our strategy includes pursuing in-licensing, acquisition or merger opportunities to obtain additional product candidates or programs. We also intend to pursue collaborations with companies that may utilize our intellectual property in their products, or develop, co-develop, market and sell our product candidates.

Collaborations

Wyeth

In August 2001, we entered into a license and development collaboration agreement with Wyeth for the development of human staphylococcal vaccines. Under the terms of this agreement, we granted Wyeth an exclusive worldwide license to our MSCRAMM protein intellectual property with respect to human vaccines against staphylococcal organisms. The development, manufacture and sale of any products resulting from the collaboration will be the responsibility of Wyeth. We may terminate this agreement if Wyeth fails to use reasonable commercial efforts to bring related products to market. Wyeth may terminate the agreement without cause on six months notice. Otherwise, this agreement will terminate upon the expiration of all of the licensed patents in 2019. Pursuant to this agreement, we have received $5.0 million in an upfront license fee and annual research support payments from Wyeth as of December 31, 2006. We are entitled to receive minimum research support payments of $0.5 million per year until the first commercial sale of any product developed under this agreement. The minimum annual research payment we receive from Wyeth increases to $1.0 million if Wyeth does not initiate a Phase I trial by July 31, 2007. We are also entitled to receive milestone payments upon the filing of an Investigational New Drug application, or IND, the commencement of both Phase II and Phase III clinical trials, the filing of a biologics license application, or BLA, and FDA approval of a licensed product. If all such milestones are achieved relative to one or more licensed products, we would be entitled to receive a minimum of $10.0 million in milestone payments from Wyeth. The maximum milestone payments we could receive with respect to all licensed products are $15.5 million. Finally, we are also entitled to royalties on net sales of licensed products manufactured, sold or distributed by Wyeth.

Dyax

In October 2004, we entered into a collaboration agreement with Dyax to co-develop monoclonal antibodies to prevent or treat serious infections caused by enterococci. Under the terms of the agreement, we and Dyax have agreed to collaborate and share in the costs to perform preclinical research and development activities intended to identify and select a fully human monoclonal antibody, or antibodies, against MSCRAMM proteins located on the surface of enterococci, that we could jointly advance into clinical development. During this preclinical phase, we and Dyax are responsible only for our respective internal development costs. Accordingly, neither party is responsible to make any upfront payments to the other party, nor is either party obligated to make future milestone or royalty payments to the other party at this time. If at the end of the collaborative preclinical development activities, we mutually agree to advance one or more human monoclonal antibodies into clinical trials, we expect to continue to share in the clinical development costs of any such product candidates. The agreement also contemplates that we would share in the commercialization rights and profits from any approved and marketed products resulting from the collaboration. In the event that the parties mutually agree that the collaboration has been unable to identify a suitable monoclonal antibody to advance into clinical development, the collaboration agreement will immediately and automatically terminate without any further obligations to either party. Otherwise, this agreement can only be terminated during the initial preclinical development phase upon the mutual consent of both parties, or by one party in the event that the other party has committed a material breach, or filed for insolvency or bankruptcy. During the first half of 2007, we anticipate that we and Dyax will collectively make a determination on whether or not to advance the collaboration program to clinical stage of development.

3M Company

In January 2007 we entered into an exclusive worldwide license and commercialization agreement with 3M for the development of various diagnostic products using our MSCRAMM protein platform. Under the terms of the agreement, we granted 3M exclusive global licenses to use MSCRAMM protein intellectual property in the development of diagnostic products in exchange for license fees, future milestone payments, financial support of future research and development activities and royalty payments on net product sales. The development, manufacture and sale of any products resulting from the collaboration are the responsibility of 3M. We may terminate this agreement if 3M fails to use certain reasonable commercial efforts to bring related products to the market. 3M may terminate the agreement, without cause upon three month written notice, upon payment of all license fees, development support for the calendar year, reimbursement of certain patent expenses, and any other amounts potentially due upon the termination of the agreement. Either party may terminate the agreement for cause upon providing two months written notice. Otherwise, this agreement will terminate upon the expiration of all licensed patents. Under the agreement, we are entitled to receive the following: (i) nonrefundable license fees of $3 million, of which $1.75 million is due within 60 days and the balance in the first quarter of 2008, (ii) $1 million in development support payments over the next two years, (iii) milestone payments on the first commercial sale of each (a) certain Staphylococcal aureus (S. aureus) diagnostic product and (b) other MSCRAMM targets that detect organisms other than S. aureus, (iv) a tiered royalty based on net sales of diagnostic products, and (v) reimbursement of certain patent expenses related to licensed MSCRAMM proteins. We are obligated to provide support to 3M pursuant to a mutually agreed-upon development and collaboration plan for a period of at least two years.

Other Licensing Agreements

In February, 2000, October 2001, and January 2002 we obtained exclusive, worldwide royalty-bearing licenses from the University of Minnesota and Yale University, and a non-exclusive worldwide royalty-bearing license from the University of Texas HSC of San Antonio for patents relating to Candida Albicans, respectively. We have agreed to make certain milestone payments and a royalty on the sale of any products that utilize the underlying technology. We may terminate these agreements at any time. Otherwise, the licenses will terminate upon the expiration of the patents.

In January 2002, we obtained a non-exclusive, worldwide royalty-bearing license from the University of Pavia for patents relating to Staphyococci, Enterococci, and Streptococci organisms. Under this agreement, we agreed to pay a negotiated royalty on the sale of any of its products that utilize the underlying technology. We may terminate this agreement at any time. Otherwise, this license will terminate upon the expiration of the patents.

In April 2004, we obtained an exclusive, worldwide royalty bearing license from Biostapro AB for patent applications relating to staphylococcal proteins. Under this agreement, we agreed to pay an up-front license fee, a milestone payment, and a royalty on the net sale of products utilizing the underlying technology. The milestone payment is based on the marketing approval of a BLA by the FDA. We may terminate this agreement upon 90 days notice. Otherwise, this agreement terminates upon the expiration of the patent. Pursuant to this agreement, we have paid $0.3 million to Biostapro AB as of December 31, 2006. Our aggregate future milestone payments under this agreement are $0.8 million. Pursuant to this license agreement we entered into cooperative research agreements with Biostapro AB relating to staphylococcal surface proteins. We have an option on exclusive worldwide rights to any discoveries resulting from this collaboration. Biostapro AB is entitled to a royalty on any revenues that we receive from the sale of products that incorporate technology developed through the collaborative arrangement. Biostapro AB may terminate in the event of an uncured material breach by us. Pursuant to the cooperative research agreement, we have paid Biostapro AB approximately $0.2 million through December 31, 2006. We have no future minimum royalty or milestone obligations pursuant to this agreement, but we currently pay Biostapro AB approximately $0.1 million in annual sponsored research payments.

Aurexis Manufacturing Licenses

The following four agreements relate to intellectual property that we have in-licensed associated with the production of monoclonal antibodies.

In November 2001, we entered into a research evaluation and worldwide non-exclusive license agreement with Lonza Biologics for intellectual property and materials relating to the expression of recombinant monoclonal antibodies to bacterial surface proteins for use in the manufacture of Aurexis. Under the terms of the agreement, we agreed to pay an annual fee of up to 100,000 pounds sterling and a royalty on the net selling price of any products that we market that utilize the underlying technology. In the event we do not use Lonza to manufacture Aurexis, if and when it is approved by the FDA for sale, the annual payment would increase to 300,000 pounds sterling per year. We may terminate the agreement upon 60 days notice. The agreement terminates upon the expiration of the last valid patent in 2016 or 15 years, whichever is longer. Pursuant to this agreement, we have paid Lonza $0.9 million in cumulative annual license fees as of December 31, 2006.

In June 2003, we obtained a non-exclusive, worldwide royalty-bearing license from Genentech for a patent, commonly known as the Cabilly patent, relating to the production of monoclonal antibodies for use in the manufacture of Aurexis. Under the agreement, we agreed to pay Genentech an up-front license fee and we are further obligated to pay a milestone payment due upon the approval of Aurexis and a royalty on the sale of any of our products that utilize the underlying technology. We may terminate this agreement without cause upon 90 days notice. Otherwise, this license will terminate upon the expiration of the patent, which will occur in 2018 if not extended. Pursuant to this agreement, we have paid $0.5 million to Genentech as of December 31, 2006. Our aggregate future payments under this agreement are $5.0 million, which are payable if Aurexis is approved for sale by the FDA.

In July 2003, we obtained a non-exclusive, worldwide royalty-bearing license from the University of Iowa for patents, commonly known as the CMV promoter or Stinski patents, relating to the expression of recombinant proteins used in the manufacture of Aurexis. Under this agreement, we paid the University of Iowa an up-front license fee of $35,000 and are obligated to make annual payments of $35,000 per year. We also agreed to pay a royalty on the sale of any of our products that utilize the underlying technology and milestone payments of

$40,000 for each of the first four licensed products to receive FDA approval. We may terminate this agreement at any time. Otherwise, this license will terminate upon the expiration of the two licensed patents, which will be 2009 and 2012, respectively. In February 2007, we notified the University of Iowa of our intent to terminate this license.

In March 2004, we obtained a non-exclusive, worldwide royalty-bearing license from the National Institutes of Health, or NIH, for patent applications relating to technology used in the humanization of monoclonal antibodies. Under this agreement we agreed to pay an up-front license fee, a minimum annual royalty of $25,000 per year, a royalty on the sale of any of our products that would otherwise infringe any patent that may be issued from the pending applications, and milestone payments. For any product covered by this license, the milestone payments are based upon the filing of an IND, the first subject enrolled in a Phase II and Phase III trial, the filing of a BLA, and upon the approval of a BLA by the FDA. We may terminate this agreement upon 60 days notice. This agreement terminates upon the expiration of the patent, which will occur in 2011 if not extended. Pursuant to this agreement, we have paid $0.3 million to the NIH as of December 31, 2006. If Aurexis is approved for sale by the FDA, our total future payments to the NIH under this agreement related to milestones would be approximately $0.9 million in the aggregate. In February 2007, we notified the NIH of our intent to terminate this license.

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

We intend to obtain coverage and reimbursement from these third-party payers for any of our products that may be approved for sale; however, we cannot assure you that we will be successful in obtaining adequate coverage, reimbursement, or pricing, if any.

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

United States Regulatory Approval

Pursuant to FDA regulations, we are required to undertake a long and rigorous development process before any of our product candidates may be marketed or sold in the United States. This regulatory process typically includes the following general steps:

•	the completion of satisfactory preclinical laboratory and animal studies under the FDA’s Good Laboratory Practices regulation;

•	the development and demonstration of manufacturing processes which conform to FDA-mandated current Good Manufacturing Practices, or cGMPs;

•	the submission and acceptance of an IND which must become effective before human clinical trials may begin;

•	obtaining the approval of Institutional Review Boards, or IRBs, at each site where we plan to conduct a clinical trial to protect the welfare and rights of human subjects in clinical trials;

•	the successful completion of a series of adequate and well-controlled human clinical trials to establish the safety, purity, potency and efficacy of any product candidate for its intended use, which conform to the FDA’s good clinical practice regulations; and

•	the submission to, and review and approval by the FDA of a Biologics License Application, or BLA, or for non-biologic pharmaceutical products, a New Drug Application, or NDA, prior to any commercial sale or shipment of a product.

Successfully completing this development process requires a substantial amount of time and financial resources. We cannot assure you or be certain that this process will result in the granting of an approval for any of our product candidates on a timely basis, if at all.

Preclinical Testing

Preclinical tests generally include laboratory evaluation of a product candidate, its chemistry, formulation, stability and toxicity, as well as certain animal studies to assess its potential safety and efficacy. We must submit the results of these preclinical tests, together with manufacturing information, analytical data and the clinical trial protocol, to the FDA as part of an IND, which must become effective before we may begin any human clinical trials. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within this 30-day time period, raises concerns or questions about the intended conduct of the trials and imposes what is referred to as a clinical hold. If one or more of our product candidates is placed on clinical hold, we would be required to resolve any outstanding issues to the satisfaction of the FDA before we could begin, or continue clinical trials. Preclinical studies generally take several years to complete, and there is no guarantee that an IND based on those studies will become effective, allowing clinical testing to begin.

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

Phase III.  If and when one or more Phase II trials demonstrate that a specific dose or range of doses of a product candidate is potentially effective and has an acceptable safety profile, one or more Phase III trials are generally undertaken to further demonstrate or confirm clinical efficacy and to further evaluate safety in an expanded patient population with the goal of evaluating the overall risk-benefit relationship of the product candidate. Phase III trials will generally be designed to reach a specific goal or endpoint, the achievement of which is intended to demonstrate the product candidate’s potential clinical efficacy. The successful demonstration of clinical efficacy and safety in one or more Phase III trials is typically a prerequisite to the filing of a BLA or a NDA for a product candidate.

We cannot be certain that we will successfully complete any Phase I, Phase II or Phase III trials of our product candidates within any specific time period, if at all. Furthermore, we, the FDA, an IRB, or a Data Safety Monitoring Board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health or safety risk.

Biologics License or New Drug Applications

If and when our clinical trials are completed with satisfactory clinical data we must submit a BLA or NDA to the FDA in order to obtain approval for the marketing and sale of a product candidate. Among many other items, a BLA typically includes a description of the manufacturing process and quality control methods, as well as the results of preclinical and toxicology studies and clinical trials. The FDA must approve the BLA or NDA prior to the marketing and sale of the related product. The FDA may deny a BLA or NDA if all applicable regulatory criteria are not satisfied or may require additional data, including clinical, toxicology, safety or manufacturing data. It can take several years for the FDA to approve a BLA or NDA once it is submitted, and the actual time required for any product candidate may vary substantially, depending upon the nature, complexity and novelty of the product candidate. We cannot be certain that the FDA, or any other similar regulatory agency in other countries, will grant approval for any of our product candidates on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if such regulatory approval is granted, additional post-marketing, or clinical trials, may be required that would add additional product development costs beyond those incurred through Phase III testing. The FDA generally requires products with Fast Track status, such as Aurexis, to be further evaluated for safety in additional clinical trials.

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

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product must also comply with FDA and Federal Trade Commission, or FTC, requirements which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing the company to correct deviations from regulatory standards and enforcement actions that can include seizures, fines, injunctions and criminal prosecution.

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

Fast Track Drug Status

Aurexis has received Fast Track status as provided for under various FDA regulations. If our other product candidates meet the criteria, we may also apply for Fast Track status for such product candidates.

The FDA has developed “Fast Track” policies, which provide for the potential for expedited review of a BLA, or NDA. However, there is no assurance that the FDA will, in fact, accelerate the review process for a Fast Track product candidate. Fast Track status is provided only for those new and novel therapies that are intended to treat persons with life-threatening and severely debilitating diseases where there is a defined unmet medical need, especially where no satisfactory alternative therapy exists or the new therapy is significantly superior to alternative therapies. During the development of product candidates that qualify for this status, the FDA may expedite consultations and reviews of these experimental therapies. Fast Track status also provides for the potential for a “priority review”, whereby the FDA agrees to reduce the time it takes to review a BLA or NDA. The FDA can base approval of a marketing application for a Fast Track product on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA generally requires as a condition of the approval of an application for certain Fast Track products, additional post-approval studies or Phase IV clinical studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Further, Fast Track status allows for a rolling BLA or NDA submission, whereby portions of the application can be submitted to the FDA for review prior to the completion of the entire application. A rolling submission could result in a reduction in the length of time it would otherwise take the FDA to complete its review of the application. Fast Track status may be revoked by the FDA at any time if the clinical results of a trial fail to continue to support the assertion that the respective product candidate has the potential to address an unmet medical need. In addition Fast Track status may be granted for a specific application of a drug candidate.

Foreign Regulatory Approval

Outside of the United States, our ability to market any of our existing or future product candidates will also be contingent upon receiving marketing authorizations from the appropriate foreign regulatory authorities whether or not FDA approval has been obtained. The foreign regulatory approval process in most industrialized countries generally includes risks that are similar with the FDA approval process we have described herein. The requirements governing conduct of clinical trials and marketing authorizations, and the time required to obtain requisite approvals may vary widely from country to country and differ from that required for FDA approval.

Employees

As of December 31, 2006, we had 37 full-time employees, 28 of whom were engaged in research and development, clinical, regulatory, and quality assurance and control, and 9 of whom were engaged in administration, sales and marketing, finance, and business development. All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential information. None of our employees is represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that we maintain satisfactory relations with our employees.

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

Risks Relating to Our Business

In light of the results of our pivotal Phase III Veronate clinical trial in April 2006 and the findings from an extensive review of the entire Veronate program, we have adopted a strategy to pursue other preclinical and clinical development opportunities through in-licensing, acquisition or merger in order to balance our development pipeline. We also intend to preserve our cash resources by reducing the amount we invest in our MSCRAMM-based development programs, and seek collaborative partners. We may be unable to identify and obtain product candidates or programs, or otherwise implement this strategy on a timely basis, if at all, which could harm our business. We cannot determine when, if ever, we will be successful in implementing this strategy.

The number of pre-clinical or clinical-stage development programs available by way of in-licensing, acquisition or merger is limited, and there are numerous other large pharmaceutical and biopharmaceutical companies competing to obtain these same opportunities. Many of these companies have greater capital resources, experience and capabilities than we have. We may not be able to successfully identify or execute a transaction for any suitable in-licensing, acquisition or merger candidates, or we may be able to do so only on terms unacceptable to us or our stockholders through a stockholder vote. Any such transactions we may complete in the future or potential future strategic decisions we make may disappoint investors and depress the price of our common stock and the value of your investment in our common stock. This may require us to raise more money, incur non-recurring or other charges, and pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results. Further we may not be able to successfully integrate a transaction in a suitable time frame or at all, or achieve any perceived synergies. The successful completion of such a transaction or a combination of transactions may result in the stockholders not owning a majority of our shares and there may be a significant change in management and the board of directors.

If we succeed in implementing our strategy of pursuing other preclinical and clinical development opportunities through in-licensing, acquisition or merger, we may encounter difficulties in managing our operations.

If we are successful in obtaining other preclinical or clinical product candidates or programs through in-licensing, acquisition or merger, we may need to expand our research and clinical development, regulatory, manufacturing, accounting, information technology and marketing and sales capabilities through the addition of key employees or contract with third parties to provide these capabilities for us. We cannot assure you that we will be able to attract or retain qualified employees, consultants or contractors that can support these additional needs.

We may obtain product candidates or programs that are based on chemical compounds, or small molecules. Historically, we have been focused on the development of antibody-based product candidates, which are made from biologic materials and are generally considered to be large molecules, and therefore we have limited experience in development of small molecule candidates. We cannot assure you that we can attract or retain qualified employees, consultants or third-party contractors that have appropriate small molecule drug development experience. In the event we cannot successfully manage the changes, if they occur there may be an adverse impact on our business.

If we are unable to retain, or, in the future, attract key employees, advisors or consultants, we may be unable to successfully develop and commercialize our product candidates or otherwise manage our business effectively.

Our success depends in part on our ability to retain qualified management and personnel, directors, and academic scientists and clinicians as advisors or consultants. We are currently dependent upon the efforts of our executive officers and senior management. In order to pursue our strategy of obtaining preclinical and clinical-stage development opportunities through in-licensing, acquisition or merger, we will need to retain our personnel with experience in a number of disciplines, including research and development, clinical testing, government regulation, manufacturing, sales and marketing, accounting, finance, human resources and information systems. Although we have not had material difficulties in retaining and attracting key personnel in the past, we may not be able to continue to retain and attract such personnel on acceptable terms, if at all. If we lose any key employees, or are unable to attract and retain qualified personnel or advisors, our business may be harmed.

If we are successful in obtaining preclinical or clinical stage product candidates or programs through in-licensing, acquisition or merger activities, we may need additional cash, which may not be available to us on acceptable terms, if at all.

We expect that we may need additional capital in the future, and the extent of this need will depend on many factors, some of which are beyond our control, including:

•	Our ability to obtain and successfully integrate preclinical or clinical stage product candidates or programs through in-licensing, acquisition or merger activities;

•	the successful and continued development of our MSCRAMM product candidates in preclinical and clinical testing independently or through collaboration;

•	the time it takes to receive regulatory approvals needed to market our product candidates;

•	the establishment of marketing and sales capabilities independently or through a third party and the costs to develop a corporate infrastructure to support the commercialization of our product candidates;

•	the level of market acceptance of our products;

•	future payments, if any, received or made under existing or possible future collaborative arrangements;

•	the costs associated with protecting and expanding our patent and other intellectual property rights; and

•	the need to acquire licenses to new products or compounds in the future.

We anticipate that our existing cash and cash equivalents, short-term investments will enable us to operate for a period of at least 36 months from the date of this filing. If we are successful in implementing our strategy and obtain preclinical or clinical stage product candidates or programs through in-licensing, acquisition or merger, the number of months that our existing cash resources might allow us to operate may be significantly shortened. We have no other committed sources of additional capital at this time. We cannot assure you that funds will be available to us in the future on acceptable terms, if at all. If adequate funds are not available to us on terms that we find acceptable, or at all, we may be required to delay, reduce the scope of, or eliminate research and development efforts or clinical trials on any or all of our product candidates. We may also be forced to curtail or restructure our operations, obtain funds by entering into arrangements with collaborators or partners on unattractive terms, sell or relinquish rights to certain technologies, product candidates or our intellectual property that we would not otherwise sell or relinquish in order to continue our operations.

If we are successful in pursuing other preclinical and clinical anti-infective development opportunities through in-licensing, acquisition or merger, your ownership in us could be diluted.

We anticipate that we will need to issue additional shares of common stock in the future to support or fund our current strategy and our operations. Any issuance of additional equity we may undertake in the future could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those shares being dilutive. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder.

No antibody-based products that target MSCRAMM proteins have been developed or approved.

All of our existing product candidates, including Aurexis, target various MSCRAMM proteins. The use of MSCRAMM proteins to develop antibody-based products is an untested approach. These proteins have yet to be used by us or others to successfully develop any approved drugs. MSCRAMM proteins may ultimately prove to be a non-viable target for developing anti-infective or other drug candidates.

We may be unable to successfully develop or commercialize product candidates that are the subject of collaborations if our collaborators do not perform.

We expect to enter into and rely on collaborations or other arrangements with third parties to develop and/or commercialize our existing and future product candidates. Such collaborators may not perform as agreed, or may fail to comply with strict regulations or elect to delay or terminate their efforts in developing or commercializing our product candidates. We currently have collaborations with Wyeth to develop a vaccine to prevent staphylococcal infections in humans, with 3M Company to develop various diagnostic products using our MSCRAMM platform, and with Dyax Corp. to jointly develop a monoclonal antibody that targets MSCRAMM proteins on enterococci. We believe these collaborations are desirable for us to fund research and development activities, provide a suitable manufacturer, and to obtain regulatory approvals and to successfully commercialize any product candidates that result from these collaborations. We cannot assure you that any product candidates will emerge from our relationships with Wyeth, 3M Company, or Dyax or other collaborations we may enter into in the future related any of our other product candidates.

Our revenues, expenses and results of operations will be subject to significant fluctuations, which will make it difficult to compare our operating results from period to period.

Until we have successfully developed and commercialized an existing or future product candidate, we expect that substantially all of our revenues will result from payments we receive under collaborative arrangements or license agreements where we grant others the right to use our intellectual property. We may not be able to generate additional revenues under existing or future collaborative agreements. Furthermore, payments potentially due to us under our existing and any future collaborative arrangements, including any milestone and up-front payments, are subject to significant fluctuation in both timing and amount, or may never be earned or paid. Therefore, our historical and current revenues may not be indicative of our ability to achieve additional payment-generating milestones. In addition, certain of our contract agreements provide for minimum commitment obligation amounts that we may not need and therefore may not be cost effective to us. As of December 31, 2006, our minimum future commitments, including debt and lease obligations amounted to an aggregate of $11.2 million, assuming the relevant agreements are not cancelled or terminated by us. We expect that our operating results will also vary significantly from quarter to quarter and year to year as a result of the timing of in-licensing, acquisition or merger, our research and development efforts, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, the timing of the manufacture of our product candidates, or other development related factors. Accordingly, our revenues and results of operations for any period may not be comparable to the revenues or results of operations for any other period.

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

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biopharmaceutical companies involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether we will be able to ultimately enforce our patents or proprietary rights. Any patents that we own or have rights to may be challenged, invalidated or circumvented, and may not provide us with the protection against competitors that we anticipate. Accordingly, we may be forced to engage in costly and time consuming litigation in order to protect our intellectual property rights. Our pending patent applications, or those we may file or license from third parties in the future, may not result in patents being issued. Until a patent is issued, the claims covered by the patent may be narrowed or removed entirely and therefore we may not obtain adequate patent protection. As a result, we may face unanticipated competition, or conclude that without patent rights the risk of bringing product candidates to the market is too great, thus adversely affecting our operating results. Because of the extensive time required for the development, testing and regulatory review of a product candidate, it is possible that before any of our product candidates can be approved for sale and commercialized, our relevant patent rights may expire or remain in force for only a short period following commercialization. Patent expiration could adversely affect our ability to protect future product development and, consequently, our operating results and financial position. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Our success depends in part on our ability to operate without infringing the patents and other proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property claims, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are lengthy, costly and time-consuming and their outcome is uncertain. We may become involved in litigation in order to determine the enforceability, scope and validity of the proprietary rights of others.

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

The use of any of our existing or future product candidates in clinical trials and the sale of any approved products may expose us to product liability claims. We currently have product liability insurance coverage for our clinical trials in the amount of $5.0 million. In the event any of our product candidates are approved for sale by the FDA, we anticipate that we may need to increase our product liability coverage. Such insurance coverage may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

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

If the clinical trials for our product candidates, including those that are subject to collaboration agreements are unsuccessful or delayed, we could be delayed or precluded from further developing or ultimately selling our product candidates, or collaborated product candidates.

You must evaluate us in light of the uncertainties, complexities and risks present in a development stage biopharmaceutical company. In order to receive regulatory approval to sell our product candidates, we must conduct extensive pre-clinical and clinical trials to demonstrate their safety and efficacy to the satisfaction of the FDA or other regulatory authorities. Pre-clinical and clinical testing is expensive, takes many years to complete, and its outcome is highly uncertain. Delays, or clinical setbacks or failures may occur at any time, or in any phase of the pre-clinical or clinical development process for a number of reasons, including safety concerns, a lack of demonstrated efficacy, poor trial design, and manufacturing-related issues related to the material used to conduct the clinical trials. If the enrollment of patients into our clinical trials is delayed or proceeds at a slower pace than expected, our clinical trials will take longer, and cost more, to complete. The results of preclinical studies and prior clinical trials of our product candidates are not necessarily predictive of the results of later-stage clinical trials. In many cases, product candidates in later stages of clinical development may fail to show desired safety and efficacy traits despite having successfully demonstrated so in earlier clinical testing. Even if the data collected from clinical trials involving our product candidates are satisfactory and demonstrate safety and efficacy, such results may not be sufficient to support the submission of a BLA or NDA or to obtain regulatory approval from the FDA in the United States, or elsewhere. We have completed a 60 patient Phase II trial for Aurexis. The results of the Phase II trials were not statistically significant. There can be no assurance that the results of this trial are predictive of the outcome of later-stage trials for Aurexis. Even if our products are granted regulatory approval, post-approval or Phase IV clinical trials may demonstrate safety concerns that require removing the product from the marketplace.

We must comply with extensive government regulations in order to obtain and maintain marketing approval for our products in the United States and abroad.

Our product candidates and any products for which we receive FDA approval to sell are subject to extensive and rigorous domestic and foreign government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Our product candidates are also subject to similar extensive regulation by foreign governments to the extent we seek to develop and commercialize them in those countries. We must provide the FDA and foreign regulatory authorities, if applicable, with clinical data that appropriately demonstrate our product candidates’ safety and efficacy in humans before they can be approved for the targeted indications. None of our product candidates has been approved for sale in the United States or any foreign market, and we cannot predict whether regulatory approval will be obtained for any product candidate we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and need for the product, requires the expenditure of substantial resources, involves post-marketing surveillance and vigilance, and generally involves ongoing requirements for post-marketing studies or Phase IV clinical trials. In addition, we may encounter delays in or fail to gain regulatory approval for our product candidates based upon additional governmental regulation resulting from future legislative or administrative action or changes in FDA policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approvals may:

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

If third party vendors upon whom we rely to conduct our pre-clinical studies and clinical trials do not perform or fail to comply with strict regulations, the clinical trials for our product candidates may be terminated, delayed, or unsuccessful.

We have limited experience in conducting and managing large clinical trials. We have historically relied and intend to continue to rely on third parties, including clinical research organizations, consultants and principal investigators to assist us in managing, monitoring and conducting our pre-clinical studies and clinical trials. We rely on these vendors and individuals to assist in performing many facets of the development process, including toxicological studies, the recruitment of sites and patients for participation in our clinical trials, to maintain positive relations with the clinical sites and to ensure that these sites are conducting our trials in compliance with the protocol, our instructions and applicable regulations. If these third parties fail to perform satisfactorily or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the clinical trials for our product candidates may be delayed or unsuccessful. Further, the FDA may inspect some of the clinical sites participating in our clinical trials, or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to current good clinical practices. If we or the FDA determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to applicable regulations, we may be forced to delay, repeat or terminate such clinical trials. Any delay, repetition or termination of our clinical trials could be very costly and materially harm our business.

If third-party contract manufacturers, upon whom we rely to manufacture our product candidates do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our clinical trials and the commercialization of our products could be terminated, delayed, or adversely affected.

We do not own or operate any manufacturing facilities. We have historically contracted with third-party manufacturers to make clinical trial materials for our product candidates in development, and we intend to continue to rely on third-party contract manufacturers, at least for the foreseeable future, to manufacture our product candidates. Our reliance on third-party contract manufacturers exposes us to a number of risks, any of which could delay or prevent the completion of pre-clinical studies or clinical trials, the regulatory approval or commercialization of our product candidates, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

•	The number of potential contract manufacturers that are able to produce our product candidates may be limited.

•	Our third-party contract manufacturers may place a priority on the manufacture of their own products, or other customers’ products.

•	Our contract manufacturers may fail to perform as agreed or may not remain in the contract manufacturing business.

•	The manufacture of products requires compliance with numerous and strict safety, quality and regulatory standards. Our contract manufacturers may not produce our product candidates according to their own standards, our specifications, cGMP requirements, or may otherwise manufacture material that we or the FDA may deem to be unusable in our clinical trials or commercially.

•	Our manufacturers’ plants may be closed as a result of regulatory sanctions or a natural disaster.

•	Our contract manufactures may be unable to increase the scale of, or increase the capacity for, our product candidates, we may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it adversely affects the profitability of our products. Further, regulatory approval or the commercialization of our products may be delayed. We cannot assure you that our contract manufactures will be able to manufacture our products at a suitable scale, or we will be able to find alternative manufacturers acceptable to us who can do so.

Drug manufacturers are subject to ongoing periodic inspections by the FDA, the United States Drug Enforcement Administration, or DEA, and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit their performance, we do not have control over our third-party manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers, or us, to comply with applicable regulations could result in sanctions being imposed on us or the drug manufacturer from the production of other third-party products. These sanctions include fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

In the event that we need to change our third-party contract manufacturers, our clinical trials and the commercialization of our products could be delayed, adversely affected or terminated, result in higher costs, or deprive us of potential product revenues.

Due to regulatory restrictions inherent in a BLA or NDA, the manufacture of our product candidates, may be sole-sourced. In accordance with FDA-mandated current good manufacturing practices, or cGMPs, changing manufacturers may require the re-validation of the manufacturing processes and procedures and may require further clinical trials. Changing our current or future contract manufacturers may be difficult for us and could be costly and take several years to complete, which could result in our inability to manufacture our products or product candidates for an extended period of time. It may be difficult or impossible for us to find alternative manufacturers on commercially acceptable terms, if at all.

If we fail to establish marketing and sales capabilities or fail to enter into effective sales, marketing and distribution arrangements with third parties, we may not be able to successfully commercialize our products.

We anticipate that we will establish relationships with other companies to commercialize some or all of our products in North America and in other countries around the world. We currently have no infrastructure to support such activities, and have little, if any, experience in the commercialization of pharmaceutical products. Therefore, our future profitability will depend in part on our ability to access or develop a capable sales force and suitable marketing capabilities in a timely manner. The development of a sales force and marketing capabilities may result in us incurring significant costs before the time that we may generate significant revenues. We may not be able to attract and retain qualified third parties or marketing or sales personnel, or be able to establish an effective sales force. To the extent that we enter into marketing and sales arrangements with other companies to sell, promote or market our products in the United States or abroad, our product revenues, which may be in the form of direct revenue, a royalty, or a spilt of profits, will depend on their efforts, which may not be successful.

If government and third-party payers fail to provide adequate reimbursement or coverage for our products or those we develop through collaborations, our revenues and potential for profitability will be harmed.

In the United States and most foreign markets, our product revenues will depend principally upon the reimbursement rates established by third-party payers for our products. Such third-party payers include government health administration authorities, managed-care providers, private health insurers and other organizations. These third-party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status, if any, of newly approved drugs or pharmaceutical products. We may need to conduct post-marketing clinical trials in order to demonstrate the cost-effectiveness of our products. Such studies may require us to commit a significant amount of management time and financial and other resources. We cannot assure you that our products will be reimbursed in part, or at all, by any third-party payers.

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

Biologic-based products, such as Aurexis and other MSCRAMM-based product candidates, tend to be relatively expensive as compared to other pharmaceutical products. As such, these products may be more susceptible to the pressures associated with pricing challenges from and reimbursement status with third-party payers.

If our products or those we develop through product collaborations are approved, but do not gain meaningful acceptance in their intended markets, we are not likely to generate significant revenues or become profitable.

Even if our product candidates are successfully developed and we obtain the requisite regulatory approvals to sell our products in the future, they may not gain market acceptance or utilization among physicians and patients, or reimbursement or coverage from third-party payers. The degree of market acceptance for any product that we commercialize will depend on a number of factors, including:

•	the therapeutic efficacy or perceived benefit of the product;

•	the level of reimbursement available to cover the cost of the product;

•	the cost of the product to the user or payer;

•	the product’s potential advantages over existing or alternative therapies;

•	the actual or perceived safety of similar classes of products;

•	the effectiveness of sales, marketing and distribution capabilities; and

•	the scope of the product label approved by the FDA.

There can be no assurance that physicians will choose to administer our products to the intended patient population. If our products do not achieve meaningful market acceptance, or if the market for our products proves to be smaller than anticipated, we may not generate significant revenues or ever become profitable.

We have experienced losses since our inception. We expect to continue to incur such losses for the foreseeable future and we may never become profitable.

Since inception (May 13, 1994) through December 31, 2006, we have incurred a cumulative deficit of approximately $172.7 million. Our losses to date have resulted principally from:

•	costs related to our research programs and the clinical development of our product candidates; and

•	general and administrative costs relating to our operations.

We anticipate incurring losses for the foreseeable future if we further develop our product candidates or acquire additional product candidates or programs, which will generally require us to conduct significant research and laboratory testing, conduct extensive and expensive clinical trials, and seek regulatory approvals. We cannot assure you that we will ever generate direct or royalty revenue from the sale of products or ever become profitable. Based on our current strategy our quarterly and annual operating costs and revenues may become highly volatile, and comparisons to previous periods will be difficult to compare.

Our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law contain provisions that could discourage, delay or prevent a change in our control or our management.

Provisions of our amended and restated certificate of incorporation, bylaws and the laws of Delaware, the state in which we are incorporated may discourage, delay or prevent a change in control of us or a change in management that stockholders may consider favorable. These provisions:

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

The market price of our common stock has been highly volatile since we completed our initial public offering in June 2004. The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors and events, including but not limited to:

•	our ability to complete an in-licensing, acquisition or merger transaction to obtain other pre-clinical or clinical-stage development programs on terms acceptable to us, our stockholders, analysts, and institutional buyers;

•	our ability to manage our cash burn rate at an acceptable level;

•	disclosure of our or our competitors’ clinical trial status or data;

•	the approval or commercialization of new products by us or our competitors, and the disclosure thereof;

•	announcements of scientific innovations by us or our competitors;

•	rumors relating to us or our competitors;

•	public concern about the safety of our product candidates, products or similar classes of products;

•	litigation to which we may become subject;

•	disclosures of any favorable or unfavorable clinical or regulatory developments concerning our clinical trials, manufacturing, or product candidates;

•	actual or anticipated variations in our annual and quarterly operating results;

•	changes in general conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in drug reimbursement rates or government policies related to reimbursement;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	new regulatory legislation adopted in the United States or abroad;

•	our failure to achieve or meet equity research analysts’ expectations or their estimates of our business, or a change in their recommendations concerning our company, the value of our common stock or our industry in general;

•	termination or delay in any of our existing or future collaborative arrangements;

•	future sales of equity or debt securities, including large block trades or the sale of shares held by our directors or management;

•	the loss of our eligibility to use Form S-3 due to the amount of our market capitalization falling below specified levels;

•	the loss of our eligibility to trade our shares of common stock on the Nasdaq Global Market due to our failure to maintain listing standards;

•	changes in accounting principles;

•	failure to comply with the periodic reporting requirements of publicly-owned companies, under the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002; and

•	general economic conditions.

In addition, the stock market in general, and more specifically the Nasdaq Global Market and the market for biotechnology stocks in particular, have historically experienced significant price and volume fluctuations.

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

Future issuances of shares of our common stock may cause our stock price to decline, even if our business is doing well.

The issuance of a significant number of shares of our common stock, or the perception that such future sales could occur, particularly with respect to our directors, executive officers, and other insiders or their affiliates, could materially and adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities at a price we deem appropriate.

Insiders and affiliates continue to have substantial control over us, which could delay or prevent a change in our control.

As of December 31, 2006, our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 40.1% of our outstanding shares of our common stock. As a result, these stockholders, acting together, may have the ability to delay or prevent a change in control that may be favored by other stockholders and otherwise exercise significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including:

•	the appointment of directors;

•	the appointment, change or termination of management;

•	any amendment of our certificate of incorporation or bylaws;

•	the approval of some acquisitions or mergers and other significant corporate transactions, including a sale of substantially all of our assets; or

•	the defeat of any non-negotiated takeover attempt that might otherwise benefit the public stockholders.

ITEM 2.	PROPERTIES

We lease our 51,000 square foot office and laboratory facility, which is located in Alpharetta, Georgia, a northern suburb of Atlanta. We entered into this lease in December 2003 and occupied this facility during the second quarter of 2005. Our minimum lease obligations for this facility will approximate $0.9 to $1.0 million per annum for the lease term of ten years. We believe that our facility is adequate for our business as currently conducted and proposed to be conducted. Due to significant staff reductions we are seeking to sub-lease portions of our facility that are currently idle.

ITEM 3.	LEGAL PROCEEDINGS

On April 28, 2006, we announced that we did not anticipate performing any additional clinical trials in very low birth weight infants with a donor-selected immune globulin form of Veronate and therefore would halt the manufacture of the clinical trial material used in the clinical development of Veronate. As a result, we terminated our contract manufacturing relationship with Nabi Biopharmaceuticals, Inc., or Nabi, and suspended future purchases of all raw materials used to manufacture the donor-selected immune globulin form of Veronate. Subsequent to the termination date, Nabi invoiced us for approximately $4.5 million in cancellation penalties and other amounts it contends are due as a result of our termination of the manufacturing agreement, which we disputed. On July 18, 2006, Nabi commenced an arbitration action against us seeking to recover a total of approximately $4.7 million in connection with the termination of the manufacturing agreement. On February 7, 2007, the arbitrator ruled that we were liable to Nabi for cancellation payments and restitution in the aggregate amount of approximately $4.5 million. Of this amount, we recorded a charge of $3.2 million in the fourth quarter of 2006, in addition to $1.3 million that we had previously accrued in second quarter of 2006. Absent an effort by us to set aside the ruling, and pending the evaluation of all of our options in this matter, the ruling obligates us to make payment to Nabi within 30 days, or incur interest at a rate of 9% per annum.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Global Market under the symbol “INHX.” At March 2, 2007, the Company had 75 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

The following table shows the range of high and low prices and year-end closing prices for our common stock for each completed fiscal quarter since January 1, 2005.

	2005
	High	Low

First Quarter	$10.30	$5.94
Second Quarter	9.49	5.75
Third Quarter	10.82	7.00
Fourth Quarter	10.70	7.66
Year End Close		$8.40

	2006
	High	Low

First Quarter	$9.35	$7.00
Second Quarter	3.05	1.75
Third Quarter	1.87	1.42
Fourth Quarter	2.37	1.49
Year End Close		$1.65

The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any earnings to fund future growth, product development and operations.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and related Notes included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2004, 2005 and 2006 and the balance sheet data as of December 31, 2005 and 2006 are derived from our audited financial statements, which are included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 2002 and 2003 and the balance sheet data as of December 31, 2002, 2003, and 2004 are derived from our audited financial statements that are not included in this Form 10-K. The selected financial data for the period from inception on May 13, 1994 through December 31, 2006 are derived from our audited financial statements.

	Period from
	Inception
	(May 13, 1994)
	Through	Years Ended December 31,
	December 31,	(In thousands, except per share data)
	2006	2002	2003	2004	2005	2006

Statement of Operations Data:
Revenue	$5,594	$900	$1,096	$650	$936	$846
Operating expenses:
Research and development	133,213	15,615	19,071	22,795	34,461	23,417
General and administrative	36,824	3,328	4,677	4,299	7,408	12,758

Total operating expenses	170,037	18,943	23,748	27,094	41,869	36,175

Loss from operations	(164,443)	(18,043)	(22,652)	(26,444)	(40,933)	(35,329)
Interest and other income	8,149	430	319	532	2,358	4,184

Net loss	(156,294)	(17,613)	(22,333)	(25,912)	(38,575)	(31,145)
Dividends and accretion to redemption value of redeemable preferred stock	(16,382)	(5,626)	(6,201)	(2,823)	—	—

Net loss attributable to common stockholders	$(172,676)	$(23,239)	$(28,534)	$(28,735)	$(38,575)	$(31,145)

Basic and diluted net loss attributable to common stockholders per share		$(47.83)	$(54.19)	$(2.52)	$(1.43)	$(1.03)

Weighted average shares used to compute basic and diluted net loss attributable to common stockholders per share		485,842	526,578	11,416,354	26,987,047	30,259,979

	As of December 31,
	2002	2003	2004	2005	2006

Balance Sheet Data:
Cash and cash equivalents	$28,658	$26,649	$71,581	$33,843	$19,682
Short-term investments	1,000	1,499	15,624	53,288	41,676
Working capital	25,838	23,529	79,560	78,364	52,678
Total assets	31,942	30,662	91,239	97,268	66,224
Long-term debt and capital leases, less current portion	459	1,795	807	3,105	1,455
Redeemable convertible preferred stock and warrants	70,934	95,608	—	—	—
Deficit accumulated during the development stage	(45,686)	(74,220)	(102,955)	(141,531)	(172,676)
Total stockholders’ equity (deficit)	(44,886)	(73,226)	80,546	81,453	53,077

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company that has historically been focused on the discovery and development of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. In November 2005, we completed enrollment in a 2,017 patient pivotal Phase III clinical trial of Veronate, a product candidate that we had been developing for the prevention of certain hospital-associated infections in premature, very low birth weight infants. On April 3, 2006, we announced that this pivotal Phase III trial did not achieve its primary endpoint or any of its secondary endpoints. Our second product candidate in clinical development is Aurexis, for which we completed a 60 patient Phase II clinical trial in May 2005 evaluating it as first-line therapy, in combination with antibiotics, to treat serious, life-threatening S. aureus, bloodstream infections in hospitalized patients. We also have several ongoing preclinical stage development programs.

In light of the pivotal Phase III results for Veronate in April 2006, we have discontinued the development of Veronate, reduced our work-force, and realigned our operations consistent with the development status of our other MSCRAMM-based development programs. In addition after a comprehensive review of the our entire pipeline, assets, resources and capabilities, we adopted a strategy to preserve a significant portion of our financial resources to pursue other pre-clinical or clinical-stage product candidates or programs beyond our MSCRAMM platform via in-licensing, acquisition or merger. We have not yet completed such a transaction. While we are in various stages of discussions associated with these efforts, we cannot determine when, if ever, we will be successful in implementing this strategy. Pending the outcome of these strategically-focused activities, we plan to continue to leverage our capabilities and intellectual property related to our MSCRAMM protein platform through future corporate collaborations that can provide financial and other synergistic capabilities to support the further development of these programs and maximize their potential.

Based on our strategy our quarterly and annual operating costs and revenues may become highly volatile in the future, and comparisons to previous periods will be difficult to compare. All of our existing clinical and preclinical development programs are based on our MSCRAMM platform, for which we own or have licensed numerous patents and patent applications. We have retained all worldwide rights to Aurexis, and other MSCRAMM product candidates. We have never received regulatory approval for any past or existing product candidates. We currently have little, if any, commercialization capabilities, and it is possible that we may never successfully derive any commercial revenues from any of our product candidates, or programs, either directly or through royalties.

We are a development stage company that has generated significant losses since our inception in May 1994. To date, we have devoted substantially all of our efforts towards research and development activities related to our product candidates, product candidates that are the subject of collaborations, and preclinical programs. We expect to incur losses for the foreseeable future as we plan to continue the development of our MSCRAMM-based research and development activities independently or through collaborations, and intend to support the clinical development of any preclinical or clinical anti-infective drug development programs that we may obtain through our in-licensing, acquisition or merger activities.

As of December 31, 2006, we had an accumulated deficit of $172.7 million.

Financial Operations Overview

Revenue.  Since our inception, we have not generated any substantial revenue from the sale of products and do not expect product-related revenues until we obtain regulatory approval for and commercialize a product candidate independently or through collaboration. Our revenues have historically represented the amortization of an up-front license fee and quarterly research and development support payments we have received in connection with a license and collaboration agreement with Wyeth, and from time to time, grant revenue and proceeds from research activities we performed under a materials transfer agreement not covered by a license or collaboration agreement. In January 2007 we executed a license and commercialization agreement with 3M for the development of various diagnostic products using our MSCRAMM platform. We may generate future revenues from up-front license fees or milestone payments in connection with collaborators, or other strategic relationships and royalties resulting from the licensing of our intellectual property. If our or any of our collaborators’ future development efforts result in regulatory approval and the successful commercialization of any of our product candidates or collaborated product candidates, we expect the majority of our future revenues would then result from product sales or royalties.

Research and Development Expense.  Research and development expense consists of the expenses incurred in discovering, developing, testing and manufacturing of product candidates. These costs consist primarily of professional fees paid to third-party service providers in conjunction with treating patients enrolled in our clinical trials and monitoring, accumulating and evaluating the related data, salaries and personnel-related expenses, including share-based compensation, the cost of raw materials, contract manufacturing services, supplies used in clinical trials and research and development activities, legal patent services, consulting, depreciation, license and sponsored research fees paid to third parties, and facilities costs. We charge all research and development expenses to operations as incurred.

The following table summarizes our research and development expenses for the years ended December 31, 2004, 2005 and 2006. Direct external costs represent expenses paid to third parties that specifically relate to product candidates in pre-clinical or clinical development, such as payments to third parties that perform development services, such as toxicological tests, contract research organizations that monitor, accumulate and analyze data from our clinical trials, investigators who treat the patients enrolled in our clinical trials, and the cost of manufacturing clinical trial material including raw materials. All remaining research and development expenses, such as salaries and personnel-related expenses, supplies, depreciation, legal patent services, consulting, general licenses and sponsored research, facility costs and other overhead costs, are not tracked to a specific product development program and are included in unallocated costs and overhead. Research and development spending for past periods is not indicative of spending in future periods.

	Years Ended December 31,
	2004	2005	2006
	(In thousands)

Direct external costs:
Veronate	$8,851	$17,073	$9,636
Aurexis	3,120	4,214	84
Unallocated costs and overhead	10,824	13,174	13,697

Total research and development expenses	$22,795	$34,461	$23,417

We anticipate that our research and development costs will decrease substantially in the first two quarters of 2007 as compared to our annualized expense in 2006 due to the completion of the Phase III Veronate trial and the reduction of the personnel in our research and development organization. Due to the uncertainty regarding the status and timing of ongoing or future discussions related to in-licensing, acquisition and merger activities, future clinical trials, and licensing or collaborations, our future expenditures are likely to be highly volatile in future periods depending on the outcomes. From time to time, we will make determinations as to how much funding to direct to these programs in response to their scientific, clinical and regulatory success, and anticipated market opportunity. From inception through December 31, 2006, we have incurred approximately $133.2 million in research and development expenses.

The successful development of our existing or future product candidates is highly uncertain. We cannot reasonably estimate the nature, timing and cost of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from any of our existing or future product candidates due to the numerous risks and uncertainties associated with their development, including the uncertainty of:

•	the status and timing of potential in-licensing, acquisition and merger activities and possible outcomes of these activities;

•	the scope, rate of progress and cost associated with our pre-clinical activities and research and development programs;

•	the scope, rate of progress and cost of our clinical trials;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may enter into;

•	the cost and timing of regulatory approvals;

•	the cost of manufacturing clinical trial materials for our product candidates;

•	the effect of competing technological and market developments;

•	the cost of establishing, maintaining, and protecting our patents and intellectual property portfolio; and

•	the availability of funding to continue research and development activities.

A discussion of the risks and uncertainties associated with implementing our strategy or completing the development of our existing or future product candidates, if at all, and some of the possible consequences of failing to do so, is set forth in the “Risk Factors” section of this Form 10-K.

General and Administrative Expense.  General and administrative expense consists primarily of salaries and personnel-related expenses, including share-based compensation for personnel in executive, finance, accounting, information technology, sales and marketing, business development and human resources functions. Other significant costs include professional fees for legal and accounting services, market research and other consulting services, as well as premiums for insurance, including directors’ and officers’ insurance incurred as a result of being publicly-traded, public company expenses, and depreciation and facility expenses. Pending the outcome of our in-licensing, acquisition and merger activities, we expect our general and administrative expenses to decrease for the first two quarters of 2007 as compared to our annualized expense in 2006 due to the downsizing of personnel in general and administrative function. Due to the uncertainty regarding the status and timing of ongoing discussions related to in-licensing, acquisition and merger activities, future expenditures are likely to be highly volatile depending on the outcome. From inception through December 31, 2006, we have incurred approximately $36.8 million in general and administrative expenses.

Interest and Other Income (Expense), net.  Interest income consists of interest earned on our cash, cash equivalents and short-term investments. Interest expense consists of interest incurred on capital leases and notes payable. Other income and (expense) has historically consisted of the proceeds from the sale of excess raw materials, the gain or loss on the disposal of equipment, and the reversal of a liability for which the obligation to provide further services or settlement is not required.

Dividends and Accretion to Redemption Value of Redeemable Preferred Stock.  Until the completion of our initial public offering, or IPO, in June 2004, when all then-outstanding preferred stock and related dividends were converted into common stock, we accrued for an 8% cumulative annual dividend payable on our Series C Redeemable Convertible Preferred Stock, and on our Series D Redeemable Convertible Preferred Stock. In addition, since our redeemable preferred stock had been discounted to reflect the value of attached warrants, we accreted, or increased, the book value of our redeemable preferred stock to equal its redemption value by the earliest redemption date. This accretion had the impact of reducing stockholders’ equity and increasing the net loss per share attributable to common stockholders.

Critical Accounting Policies and Estimates

This discussion and analysis of our current financial condition and historical results of operations are based on our audited financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements requires us to make estimates and judgments with respect to the selection and application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We base our estimates on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable at the time, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual future results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are important in understanding our financial statements and operating results.

Use of Estimates.  The preparation of our financial statements in conformance with generally accepted accounting principles in the United States requires us to make estimates and judgments with respect to the selection and application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We base our estimates on historical experience, current economic and industry conditions, and on various other factors that are believed to be reasonable at the time, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual future results may differ from these estimates under different assumptions or conditions.

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

Accrued Expenses.  The preparation of our financial statements requires us to estimate expenses that we believe have been incurred, but for which we have not yet received invoices from our vendors. This process involves identifying services and activities that have been performed by third-party vendors on our behalf and estimating the level to which they have been performed and the associated cost incurred for such service as of each balance sheet date.

Examples of significant expenses for which we generally accrue based on estimates include fees for services, such as those provided by certain clinical research and data management organizations and investigators in conjunction with clinical trials and fees owed to certain contract manufacturers in conjunction with the manufacture of materials for our clinical trials. In order to estimate costs incurred to date, but have not yet have been invoiced, we analyze the progress and related activities, invoices received and budgeted costs when evaluating the adequacy of the accrued liability for these related costs. We make these estimates based upon the facts and circumstances known to us at the time and in accordance with generally accepted accounting principles. We believe that historically our accruals have been reasonably accurate.

Share-Based Compensation.  We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) on January 1, 2006. We adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under this transition method, share-based compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. We use the Black-Scholes method to estimate the value of stock options granted to employees and apply it not only to new awards, but to previously granted awards that were not fully vested on the effective date of January 1, 2006. Awards granted prior to our initial public offering that were unvested as of January 1, 2006 are valued using the minimum value method.

Upon the adoption of SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle of approximately $58,000 related to expected forfeitures for previously expensed share-based compensation.

We have recorded share-based compensation expense of $2.6 million, or $0.09 per share for the twelve months ended December 31, 2006, of which $1.1 million was recorded as a research and development expense and $1.5 million was recorded as a general and administrative expense. As of December 31, 2006, we have $3.2 million, of unvested awards not yet recognized as an expense, not discounting for future forfeitures. This amount less assumed forfeitures will be expensed over the respective vesting period of the granted awards, which for stock options is generally two to four years and for restricted stock, is one to two years. Upon the adoption of SFAS No. 123(R), we commenced issuing awards of restricted stock, but continue to issue a mix of stock options and restricted stock. Please refer to Note 12 to our Financial Statements for further information on share-based compensation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual tabular rollforward of the unrecognized tax benefits. FIN 48 is effective for us beginning January 1, 2007. We are evaluating the impact of adopting FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that its adoption in the first quarter of 2008 will have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The adoption did not have a material impact on our financial statements.

Results of Operations

Fiscal Years Ended December 31, 2005 and 2006

Revenue.  Revenue decreased to $846,000 in 2006 from $936,000 in 2005. This decrease of $90,000 or 10% was the result of higher proceeds received in 2005 from research activities pursuant to a materials transfer agreement. Revenue consisted largely of quarterly collaborative research and development support fees and license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that collaborate on the program.

Research and Development Expense.  Research and development expense decreased to $23.4 million in 2006 from $34.4 million in 2005. This decrease of $11.0 million, or 32%, was the result of an $11.2 million decrease in clinical trial expenses, a $0.4 million decrease in expenses related to the manufacturing of clinical trial material, a $0.4 million decrease in salaries, benefits, and share-based compensation, and a $0.7 million decrease in license fees, legal, and other expenses, offset in part by a $1.7 million increase in depreciation and facility related expenses. Clinical trial expenses for Veronate decreased by $10.6 million due to the completion of the Veronate Phase III clinical trial in April 2006. In addition there was decrease of $0.6 million in clinical trial expenses for the Aurexis program primarily related to completion of a 60 patient Phase II trial in 2005 and Phase I end stage renal clinical trial in 2005. Manufacturing expenses decreased by $3.6 million due to the completion of several manufactured lots of clinical trial material for the Aurexis program during 2005, offset by a reserve of $3.2 million related to the termination of the Nabi manufacturing agreement. Salaries, benefits, and share-based compensation expenses decreased in 2006 due to reductions in salaries of $1.6 million, offset by severance and termination obligations of $0.4 million, and higher share-based compensation expense in 2006 of $0.8 million due to adoption of SFAS No. 123(R) and the acceleration of share-based compensation expense for terminated employees. Depreciation and facility-related expenses increased in 2006 due to a change in estimated life and the related impairment as result of an accelerated depreciation charge of $1.4 million on leasehold improvements related to our laboratory facility, and higher rent and operating expenses related to our new facility as compared to 2005.

The following table summarizes the components of our research and development expense for 2005 and 2006.

	December 31,
	2005	2006
	(In thousands)

Clinical and manufacturing related expenses	$21,287	$9,720
Salaries, benefits, and share-based compensation expenses	6,920	6,509
License fees, legal and other expenses	3,743	3,025
Depreciation and facility related expenses	2,511	4,163

Total research and development expense	$34,461	$23,417

General and Administrative Expense.  General and administrative expense increased to $12.8 million in 2006 from $7.4 million in 2005. The increase of $5.4 million, or 73%, was primarily due to an increase of $2.3 million in salaries, benefits, and share-based compensation expense, a $1.6 million increase in professional and legal fees and market research expenses, and a $1.6 million increase in depreciation and facility-related expenses, offset by a $0.1 million decrease in other expenses. Salaries, benefits, and share-based compensation expense increased in 2006 primarily as a result of a $1.3 million increase in share-based compensation expense due to our adoption of SFAS 123(R) in 2006 and the acceleration of share-based compensation expense for terminated employees, a $1.2 million increase in severance and termination obligations in 2006, offset by reductions in salaries of $0.2 million as compared to 2005. Professional and legal fees and market research expenses increased in 2006 due to a $1.0 million of transaction costs we incurred in connection with merger and acquisition activities in 2006, and a $0.6 million increase in other professional and legal fees due to higher fees in 2006 associated with general corporate matters, advisory services, accounting services, and investor relations activities as compared to 2005. Depreciation and facility-related expenses increased in 2006 primarily due to a change in estimated life and the related impairment as the result of an accelerated depreciation charge of $1.4 million related to leasehold improvements at our office facility, and higher rent and operating expenses related to our new facility as compared to 2005. Public company related expenses and other expenses decreased in 2006 related to lower general office expenses as compared to 2005.

The following table summarizes the components of our general and administrative expense for 2005 and 2006.

	December 31,
	2005	2006
	(In thousands)

Professional and legal fees and market research expenses	$1,884	$3,431
Salaries, benefits and share-based compensation expenses	3,016	5,307
Public company related expenses and other expenses	1,938	1,888
Depreciation and facility related expenses	570	2,132

Total general and administrative expense	$7,408	$12,758

Interest and Other Income, net.  Interest and other income, net, increased to $4.2 million for 2006 from $2.4 million in 2005. The increase of $1.8 million was the result of a $0.8 million increase in interest income due to significantly higher average cash balances and higher interest rates in 2006, and $1.0 million related to the recognition of previously deferred liability for which the obligation to provide further services or settlement has expired.

Fiscal Years Ended December 31, 2004 and 2005

Revenue.  Revenue increased to $936,000 in 2005 from $650,000 in 2004. This increase of $286,000 or 44%, resulted from a $286,000 increase in proceeds from research activities we performed in 2005 pursuant to a materials transfer agreement that did not exist in 2004. Otherwise ongoing revenue consisted of quarterly collaborative research and development support fees and license fees from Wyeth. The collaborative research and development support fees and license fees from Wyeth are based on the number of our employees that collaborate on the program.

Research and Development Expense.  Research and development expense increased to $34.5 million in 2005 from $22.8 million in 2004. This increase of $11.7 million, or 51%, resulted from a $7.2 million increase in clinical trial expenses, a $2.1 million increase in expenses related to the manufacturing of clinical trial material, a $1.4 million increase in salaries, benefits, and share-based compensation, and a $1.0 million increase in depreciation and facility-related expenses. Clinical trial expenses associated with the Veronate Phase III clinical trial in 2005 increased by $7.9 million due to approximately 700 additional patients being enrolled in the trial as compared to 2004. This increase in 2005 was offset by a decrease of $0.7 million in clinical trial expenses for the Aurexis program primarily related to completion of a 60 patient Phase II trial for treatment of S. aureus bloodstream infections in May 2005 as compared to 2004. Manufacturing expenses increased by $1.8 million in 2005 largely due to the manufacture of a large scale run of clinical trial material for the Aurexis program during the second and third quarter of 2005, and $0.3 million for additional raw materials purchased for the manufacturing of clinical trial material for the Veronate program as compared to 2004. Salaries, benefits and share-based compensation expenses increased in 2005 due to the hiring of additional personnel needed to support our clinical trials, perform research, and increased salaries for existing employees as compared to 2004. Depreciation and facility-related expenses increased in 2005 due to higher rent and operating expenses related to our new facility as compared to 2004.

The following table summarizes the components of our research and development expense for 2005 and 2004.

	December 31,
	2004	2005
	(In thousands)

Clinical and manufacturing related expenses	$11,972	$21,287
Salaries, benefits, and share-based compensation expenses	5,522	6,920
License fees, legal and other expenses	3,819	3,743
Depreciation and facility related expenses	1,482	2,511

Total research and development expense	$22,795	$34,461

General and Administrative Expense.  General and administrative expense increased to $7.4 million in 2005 from $4.3 million in 2004. The increase of $3.1 million, or 72%, was primarily due to an increase in professional and legal fees in 2005 of $1.3 million incurred as a result of the Company becoming publicly-traded in June 2004, an increase of $0.9 million in salaries, benefits, and share-based compensation, a $0.5 million increase in marketing research expenses, an increase of $0.3 million in depreciation and facility-related expenses, and a $0.1 million increase in other expenses. The additional expenses of becoming a publicly-traded company included a significant increase in directors’ and officers’ insurance premiums, expenditures related to recruiting expenses and compensating members of our Board of Directors, consulting fees associated with implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, higher audit and legal fees, and consulting and professional fees related to investor and public relations. Salaries, benefits, and share-based compensation expenses increased in 2005 due to the hiring of additional personnel to support our public company infrastructure, planned commercialization of Veronate, and higher salaries as compared to 2004. Market research expenses increased in 2005 due to expenditures related to the planning and commercialization of Veronate as compared to 2004. Depreciation and facility-related expenses increased in 2005 due to higher rent and operating expenses related to our new facility as compared to 2004.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in May 1994 through December 31, 2006, we have funded our operations primarily with $214.4 million in gross proceeds raised from a series of five private equity financings, our IPO in June 2004, and two PIPE financings, or private placement of public equity financings.

From inception through December 31, 2006, we have also borrowed a total of $12.2 million under various notes payable, a credit facility with a commercial bank and capital leases, and have received approximately $7.2 million in license fees, collaborative research payments and grants, of which $0.9 million and $0.7 million were recorded as deferred revenue as of December 31, 2005 and December 31, 2006, respectively.

At December 31, 2006, cash, cash equivalents and short-term investments were $61.4 million and we held no investments with a maturity greater than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, consisting of United States government agency securities, high-grade corporate bonds, municipal bonds, asset-backed securities, commercial paper, certificates of deposit, and money market accounts that have a maturity date of less than 12 months.

Cash Flows

For the year ended December 31, 2006, cash, cash equivalents, and short-term investments decreased by $25.7 million, from $87.1 million to $61.4 million. This decrease resulted primarily from cash used for operating activities, capital expenditures, restructuring charges, and the repayment of capital lease obligations and notes payable, slightly offset by proceeds from the issuance of common stock.

Net cash used in operating activities was $23.8 million in 2006, primarily reflecting a net loss of $31.1 million, and was offset by non-cash charges of $7.2 million and a net decrease in assets over liabilities of $0.1 million. Our net loss was largely the result of funding our clinical trials associated with Veronate and Aurexis, research and development activities, general and administrative expenses, expenses associated with the planning for the commercialization of Veronate, and a number of restructuring charges primarily due to the unfavorable results from the Veronate Phase III trial. The net decrease in assets reflected a net decrease in prepaid expenses and receivables of $0.6 million associated with lower prepaid insurance premiums, offset by higher trade receivables. In addition there was a net decrease in accounts payable, accrued liabilities, and deferred revenue of $0.5 million, which was primary the result of a decrease in accounts payable and deferred revenue, offset by an increase in accrued expenses associated largely with manufacturing-related expenses, severance and termination obligations, and professional and legal fees associated with merger and acquisition activities. We received approximately $11.6 million of cash from investing activities during 2006, which consisted of net sales of short-term investments of $11.8 million, offset by $0.2 million for the purchases of laboratory and computer equipment.

We used net cash of $2.0 million from financing activities during 2006, which consisted of $2.2 million in payments on our capital leases and promissory notes, offset slightly by $0.2 million in proceeds from the issuance of common stock as result of the exercise of stock options.

Funding Requirements

Our future funding requirements are difficult to determine and will depend on a number of factors, including:

•	whether or not we are successful in obtaining additional pre-clinical or clinical stage product candidates or program through in-licensing, acquisition or merger activities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the scope, rate of progress and cost of our pre-clinical activities and research and development programs of our existing or future product candidates or programs;

•	the cost of manufacturing clinical trial materials for our product candidates;

•	the timing and costs involved in conducting pre-clinical test or clinical trials;

•	the cost to obtain and timing of regulatory approvals;

•	the number of product candidates we may advance into clinical development;

•	future payments received or made under existing or future license or collaboration agreements;

•	whether we establish a corporate infrastructure to support the commercialization of our products;

•	whether or not to establish a corporate infrastructure to support the commercialization of our products;

•	the cost of filing, prosecuting and enforcing patent and other intellectual property claims; and

•	the future need to acquire additional licenses or acquire product candidates or programs.

Based on our current operations, we believe that our existing cash, cash equivalents and short-term investments of $61.4 million as of December 31, 2006 will enable us to operate for a period of at least 36 months from the date of this filing. This estimate assumes that we continue to operate as we are currently operating, and we do not obtain additional pre-clinical or clinical stage product candidates or programs through in-licensing, acquisition or merger activities or otherwise enter into any other significant transaction or change our strategy. We cannot predict with any certainty what impact such an event would have on our liquidity. We currently do not have any commitments for future funding, nor do we anticipate that we will generate revenue from the sale of any products for a number of years. Therefore, in order to meet our anticipated liquidity needs beyond 36 months, or possibly sooner in the event we obtain additional pre-clinical or clinical stage products or programs through in-licensing, acquisition or merger activities or otherwise enter into transactions, or change our strategy, we may need to raise additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities and to a lesser extent, licensing agreements, strategic collaborations or debt financing. These funds may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our clinical trials, or obtain funds through license agreements, collaborative or partner arrangements pursuant to which we will likely have to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

Contractual Obligations

Our material contractual obligations relate primarily to notes payable, capital leases, an operating lease on our headquarters and laboratory facility and certain minimum obligations we have under third-party agreements.

The following table summarizes our contractual obligations as of December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Short and long-term debt	$1,458	$833	$625	$—	$—
Capital lease obligations	1,843	951	892	—	—
Operating leases and equipment obligations	7,858	877	2,718	1,912	2,351
Purchase obligations(1)	2,318	368	942	336	672

Total contractual cash obligations	$13,477	$3,029	$5,177	$2,248	$3,023

(1)	Reflects our maximum purchase obligations. If terminated, our expected purchase commitments under these agreements would be approximately $0.0 million in total; $0.0 million for the period of less than one year, $0.0 million for the period 1-3 years, $0.0 million for the period four to five years, and $0.0 million for the period of more than 5 years from the date of this table.

The contractual obligations outlined in the table above do not include several potential future milestone obligations we may be liable for in the future or royalties due under a number of our licensing and collaborative agreements. The aggregate amount of our milestone obligations is approximately $7.1 million assuming the full and successful development of our product candidates. Our milestone obligations are primarily due upon either the submission of a BLA, and/or the marketing approval of Aurexis. At this time, due to the uncertainties associated with the clinical development of Aurexis, we cannot determine when these events may occur, if at all. Further, the license and collaboration agreements to which these milestone obligations relate are cancelable by us without further financial obligations, upon not more than 90 days written notice in the event we choose to terminate any of the license agreements for any reason.

In December 2003, we entered into an agreement to lease for ten years a 51,000 square foot research and office facility to be built to our specifications. We estimate that our expenses associated with our facility for minimum rent payments will approximate $0.9 to $1.0 million per year on average under this lease. As part of the lease agreement, certain leasehold improvements were paid by the lessor and capitalized (See Note 7 — Commitments and Contingencies of the Financial Statements). The leasehold improvement assets are being amortized over seven years and the liability is being amortized over life of lease, which is ten years for the liability. The amortization is recorded as a discount to rent expense for the liability and as amortization expense to leasehold improvements for the asset. The balances of the capitalized lessor-paid leasehold improvements are classified in the balance sheet as leasehold improvements for the asset and other liabilities for the liability (See Note 9 — Other Liabilities of the Financial Statements). In addition, we took possession, or control of, the physical use of the facility in January 2005, at which time the work was initiated on the leasehold improvements. The leasehold improvements were completed in May 2005. This four month gap constituted a rent holiday. As such, we accrued rent for that time period. This accrued rent is being amortized as a discount to rent over the remaining 10 year life of the lease. The balance of this rent accrual is classified in the balance sheet as other liabilities (See Note 9 — Other Liabilities of the Financial Statements).

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Investment Risk

Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents, and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations and United States government agency securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount, and have no plans to sell investments prior to their maturity. We do not have any foreign currency or other derivative financial instruments and we do not have significant interest rate risk associated with our debt obligations. We have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Limited Suppliers

We rely on certain raw materials and supplies used in the development process that are procured from a small group of suppliers and from time to time, on certain single-sourced third-party contract manufacturers that make our product candidates. Due to stringent manufacturing requirements for our third-party FDA approved suppliers, we may be unable to successfully mitigate the risk associated with our reliance on these few vendors. The failure of a supplier or a single-sources contract manufacturer to deliver on schedule, or at all, could delay or interrupt the development process and adversely affect our operating results.

Effects of Inflation

The majority of our assets are monetary, consisting of cash, cash equivalents and short-term investments. Because of their liquidity, these assets are not generally directly affected by inflation. We also believe that we have intangible assets in the value of our technology and product candidates. In accordance with generally accepted accounting principles, we have not recorded the value of any intellectual property or intangible assets that we have developed on our balance sheet. Due to the nature of these intangible assets, we do not believe they are affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Inhibitex, Inc.

We have audited the accompanying balance sheets of Inhibitex, Inc. (a Development Stage Company) as of December 31, 2005 and 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006, and for the period from inception (May 13, 1994) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inhibitex, Inc. (a Development Stage Company) at December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and for the period from inception (May 13, 1994) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the Notes to the Financial Statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inhibitex, Inc.’s (a Development Stage Company) internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 15, 2007

INHIBITEX, INC.
(A Development Stage Company)

Balance Sheets

	December 31,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$33,842,937	$19,681,861
Short-term investments	53,288,016	41,676,223
Prepaid expenses and other current assets	1,917,436	1,002,810
Accounts receivable	44,923	332,669

Total current assets	89,093,312	62,693,563
Property and equipment, net	8,175,074	3,530,796

Total assets	$97,268,386	$66,224,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,879,191	$629,249
Accrued expenses	5,316,906	7,392,210
Current portion of notes payable	1,319,445	833,333
Current portion of capital lease obligations	869,043	816,184
Current portion of deferred revenue	191,667	191,667
Other current liabilities	1,152,702	152,728

Total current liabilities	10,728,954	10,015,371
Long-term liabilities:
Notes payable, net of current portion	1,458,333	625,000
Capital lease obligations, net of current portion	1,646,323	829,871
Deferred revenue, net of current portion	687,500	537,500
Other liabilities, net of current portion	1,294,210	1,139,599

Total long-term liabilities	5,086,366	3,131,970

Total liabilities	15,815,320	13,147,341
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2006 and 2005, none issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at December 31, 2006 and 2005, 30,278,135 and 30,219,715 shares issued and outstanding at December 31, 2006 and 2005, respectively	30,220	30,278
Additional paid-in capital	212,210,931	214,204,588
Warrants	11,514,793	11,517,743
Deferred stock compensation	(772,347)	—
Deficit accumulated during the development stage	(141,530,531)	(172,675,591)

Total stockholders’ equity	81,453,066	53,077,018

Total liabilities, redeemable convertible preferred stock and warrants and stockholders’ equity	$97,268,386	$66,224,359

Statements of Operations

	Period from
	Inception
	(May 13, 1994)
	Through
	December 31,	Year Ended December 31,
	2006	2004	2005	2006

Revenue:
License fees and milestones	$1,312,500	$150,000	$150,000	$150,000
Collaborative research and development	3,499,455	500,000	500,000	500,000
Grants and other revenue	782,051	—	286,474	195,577

Total revenue	5,594,006	650,000	936,474	845,577
Operating expense:
Research and development	133,212,675	22,795,190	34,461,403	23,417,091
General and administrative	36,823,718	4,299,074	7,408,570	12,758,063

Total operating expense	170,036,393	27,094,264	41,869,973	36,175,154

Loss from operations	(164,442,387)	(26,444,264)	(40,933,499)	(35,329,577)
Other income (expense), net	1,717,658	103,684	(45,377)	1,059,993
Interest income, net	6,431,201	429,085	2,403,495	3,124,524

Net loss	(156,293,528)	(25,911,495)	(38,575,381)	(31,145,060)
Dividends and accretion to redemption value of redeemable preferred stock	(16,382,063)	(2,823,160)	—	—

Net loss attributable to common stockholders	$(172,675,591)	$(28,734,655)	$(38,575,381)	$(31,145,060)

Basic and diluted net loss per share attributable to common stockholders		$(2.52)	$(1.43)	$(1.03)

Weighted average shares used to compute basic and diluted net loss per share attributable to common stockholders		11,416,354	26,987,047	30,259,979

INHIBITEX, INC.
(A Development Stage Company)
Statement of Stockholders Equity (Deficit)

	Series A										Deficit
	Preferred		Common Stock								Accumulated	Total
	Stock		Subscription		Common Stock		Additional	Receivable	Common	Deferred	During	Stockholders’
		Par		Par		Par	Paid-in	For Purchase	Stock	Stock	Development	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	of Stock	Warrants	Compensation	Stage	(Deficit)

Balance at inception (May 13, 1994)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of subscriptions for common stock to founders at $.005 per share	—	—	44,258	44	—	—	483	—	—	—	—	527
Issuance of common stock at $1.00 per share	—	—	—	—	42,017	42	99,958	—	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	—	—	(54,088)	(54,088)

Balance at December 31, 1994	—	—	44,258	44	42,017	42	100,441	—	—	—	(54,088)	46,439
Net loss	—	—	—	—	—	—	—	—	—	—	(266,491)	(266,491)

Balance at December 31, 1995	—	—	44,258	44	42,017	42	100,441	—	—	—	(320,579)	(220,052)
Issuance of Series A Preferred Stock at $2.50 per share, net of related costs of $18,641	216,000	216	—	—	—	—	521,143	—	—	—	—	521,359
Issuance of subscribed common stock at $.005 per share	—	—	(44,258)	(44)	44,258	44	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(248,510)	(248,510)

Balance at December 31, 1996	216,000	216	—	—	86,275	86	621,584	—	—	—	(569,089)	52,797
Issuance of common stock at $.05 per share, net of receivable from shareholder	—	—	—	—	129,960	130	15,335	(3,867)	—	—	—	11,598
Net loss	—	—	—	—	—	—	—	—	—	—	(508,304)	(508,304)

Balance at December 31, 1997	216,000	216	—	—	216,235	216	636,919	(3,867)	—	—	(1,077,393)	(443,909)

INHIBITEX, INC.
(A Development Stage Company)
Statement of Stockholders Equity (Deficit)

	Series A										Deficit
	Preferred		Common Stock								Accumulated	Total
	Stock		Subscription		Common Stock		Additional	Receivable	Common	Deferred	During	Stockholders’
		Par		Par		Par	Paid-in	For Purchase	Stock	Stock	Development	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	of Stock	Warrants	Compensation	Stage	(Deficit)

Issuance of common stock at $.05 and $.075 per share, net of receivable from shareholder	—	—	—	—	191,358	191	26,599	(24,828)	—	—	—	1,962
Net loss	—	—	—	—	—	—	—	—	—	—	(1,725,290)	(1,725,290)

Balance at December 31, 1998	216,000	216	—	—	407,593	407	663,518	(28,695)	—	—	(2,802,683)	(2,167,237)
Issuance of common stock at $.10 per share	—	—	—	—	1,787	2	423	—	—	—	—	425
Net loss	—	—	—	—	—	—	—	—	—	—	(3,343,509)	(3,343,509)

Balance at December 31, 1999	216,000	216	—	—	409,380	409	663,941	(28,695)	—	—	(6,146,192)	(5,510,321)
Forgiveness of receivable from shareholders	—	—	—	—	—	—	—	28,695	—	—	—	28,695
Issuance of warrant for the purchase of common stock at $.06 per share	—	—	—	—	—	—	75	—	—	—	—	75
Exercise of stock Options	—	—	—	—	8,199	8	2,240	—	—	—	—	2,248
Cumulative effect of change in accounting principle	—	—	—	—	—	—	99,500	—	—	—	—	99,500
Preferred stock Dividends	—	—	—	—	—	—	—	—	—	—	(460,600)	(460,600)
Net loss	—	—	—	—	—	—	—	—	—	—	(6,463,315)	(6,463,315)

Balance at December 31, 2000	216,000	216	—	—	417,579	417	765,756	—	—	—	(13,070,107)	(12,303,718)

INHIBITEX, INC.
(A Development Stage Company)
Statement of Stockholders Equity (Deficit)

	Series A										Deficit
	Preferred		Common Stock								Accumulated	Total
	Stock		Subscription		Common Stock		Additional	Receivable	Common	Deferred	During	Stockholders’
		Par		Par		Par	Paid-in	For Purchase	Stock	Stock	Development	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	of Stock	Warrants	Compensation	Stage	(Deficit)

Issuance of warrant for the purchase of common stock at $.23 per share	—	—	—	—	—	—	3,450	—	—	—	—	3,450
Exercise of stock Options	—	—	—	—	48,181	48	12,426	—	—	—	—	12,474
Preferred stock Dividends	—	—	—	—	—	—	—	—	—	—	(1,271,383)	(1,271,383)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,106,341)	(8,106,341)

Balance at December 31, 2001	216,000	216	—	—	465,760	465	781,632	—	—	—	(22,447,831)	(21,665,518)
Exercise of stock Options	—	—	—	—	47,438	48	18,258	—	—	—	—	18,306
Preferred stock Dividends	—	—	—	—	—	—	—	—	—	—	(4,461,328)	(4,461,328)
Accretion of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	—	—	—	(1,164,476)	(1,164,476)
Net loss	—	—	—	—	—	—	—	—	—	—	(17,612,723)	(17,612,723)

Balance at December 31, 2002	216,000	216	—	—	513,198	513	799,890	—	—	—	(45,686,358)	(44,885,739)
Exercise of stock Options	—	—	—	—	22,868	23	17,363	—	—	—	—	17,386
Preferred stock Dividends	—	—	—	—	—	—	—	—	—	—	(4,871,217)	(4,871,217)

INHIBITEX, INC.
(A Development Stage Company)
Statement of Stockholders Equity (Deficit)

	Series A										Deficit
	Preferred		Common Stock								Accumulated	Total
	Stock		Subscription		Common Stock		Additional	Receivable	Common	Deferred	During	Stockholders’
		Par		Par		Par	Paid-in	For Purchase	Stock	Stock	Development	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	of Stock	Warrants	Compensation	Stage	(Deficit)

Accretion of Series D and E Preferred Stock to redemption value	—	—	—	—	—	—	—	—	—	—	(1,329,899)	(1,329,899)
Deferred stock Compensation	—	—	—	—	—	—	980,545	—	—	(980,545)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	176,235	—	176,235
Net loss	—	—	—	—	—	—	—	—	—	—	(22,333,021)	(22,333,021)

Balance at December 31, 2003	216,000	216	—	—	536,066	536	1,797,798	—	—	(804,310)	(74,220,495)	(73,226,255)
Exercise of stock options	—	—	—	—	309,965	310	255,657	—	—	—	—	255,967
Preferred stock dividends and accretion to redemption value	—	—	—	—	—	—	—	—	—	—	(2,823,160)	(2,823,160)
Deferred stock compensation	—	—	—	—	—	—	938,078	—	—	(938,078)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	473,289	—	473,289
Conversion of preferred stock to common including dividends	(216,000)	(216)	—	—	11,936,438	11,936	93,871,724	—	—	—	—	93,883,444
Initial Public Offering of common stock	—	—	—	—	5,527,000	5,527	33,951,407	—	—	—	—	33,956,934
Exercise of warrants	—	—	—	—	46,488	47	207,593	—	(47,927)	—	—	159,713
Issuance of Common Stock Warrants	—	—	—	—	—	—	—	—	6,113,749	—	—	6,113,749
Issuance of common stock as PIPE Financing	—	—	—	—	6,777,370	6,777	42,166,488	—	5,490,146	—	—	47,663,411
Net loss	—	—	—	—	—	—	—	—	—	—	(25,911,495)	(25,911,495)

Balance at December 31, 2004	—	—	—	—	25,133,327	25,133	173,188,745	—	11,555,968	(1,269,099)	(102,955,150)	80,545,597

INHIBITEX, INC.
(A Development Stage Company)
Statement of Stockholders Equity (Deficit)

	Series A										Deficit
	Preferred		Common Stock								Accumulated	Total
	Stock		Subscription		Common Stock		Additional	Receivable	Common	Deferred	During	Stockholders’
		Par		Par		Par	Paid-in	For Purchase	Stock	Stock	Development	Equity
	Shares	Value	Shares	Value	Shares	Value	Capital	of Stock	Warrants	Compensation	Stage	(Deficit)

Exercise of stock options and issuances of employee stock purchase plan	—	—	—	—	47,943	49	30,652	—	—	—	—	30,701
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	496,752	—	496,752
Issuance of common stock as PIPE Financing	—	—	—	—	5,000,000	5,000	38,813,187	—	—	—	—	38,777,012
Exercise of common stock warrants	—	—	—	—	38,445	38	178,347	—	(41,175)	—	—	178,385
Net loss	—	—	—	—	—	—	—	—	—	—	(38,575,381)	(38,575,381)

Balance at December 31, 2005	—	—	—	—	30,219,715	30,220	212,210,931	—	11,514,793	(772,347)	(141,530,531)	81,453,066

Exercise of stock options and issuances of employee stock purchase plan	—	—	—	—	58,420	58	175,058	—	—	—	—	175,116
Deferred stock compensation	—	—	—	—	—	—	(772,347)	—	—	772,347	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	2,950	—	—	2,950
Share-based compensation expense	—	—	—	—	—	—	2,649,406	—	—	—	—	2,649,406
Cumulative effect for change in accounting principle	—	—	—	—	—	—	(58,460)	—	—	—	—	(58,460)
Net loss	—	—	—	—	—	—	—	—	—	—	(31,145,060)	(31,145,060)

Balance at December 31, 2006	—	$—	—	$—	30,278,135	$30,278	$214,204,588	$—	$11,517,743	$—	$(172,675,591)	$53,077,018

INHIBITEX, INC.
(A Development Stage Company)

Statements of Cash Flows

	Period from
	Inception
	(May 13, 1994)
	Through
	December 31,	Year Ended December 31,
	2006	2004	2005	2006

Cash flows from operating activities
Net loss	$(156,293,528)	$(25,911,495)	$(38,575,381)	$(31,145,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,779,183	820,298	1,438,005	4,876,124
Share-based compensation expense	3,795,682	473,289	496,752	2,649,406
Loss on sale of assets	101,008	—	51,857	1,017
Amortization of investment premium (discount)	339,103	155,412	364,084	(225,642)
Forgiveness of receivables from stockholders	28,695	—	—	—
Amortization of warrants and discount on debt	176,477	53,685	—	—
Stock issued for interest	126,886	2,310	—	—
Cumulative effect of change in accounting principle	41,040	—	—	(58,460)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,002,810)	(512,692)	(835,077)	914,626
Accounts receivable	(332,669)	(13,095)	277,096	(287,746)
Accounts payable and other liabilities	1,921,576	1,691,664	248,467	(2,404,527)
Accrued expenses	7,392,210	1,886,554	1,729,813	2,075,304
Deferred revenue	729,167	(150,000)	(149,998)	(150,000)

Net cash used in operating activities	(133,197,980)	(21,504,070)	(34,954,382)	(23,754,958)
Cash flows from investing activities
Purchases of property and equipment	(8,963,041)	(1,573,977)	(4,544,842)	(232,863)
Purchases of short-term investments	(214,503,924)	(30,878,737)	(104,198,213)	(62,875,565)
Proceeds from maturities of short-term investments	172,488,598	16,600,000	66,170,000	74,713,000

Net cash (used in)	(50,978,367)	(15,852,714)	(42,573,055)	11,604,572
provided by investing activities
Cash flows from financing activities
Proceeds from promissory notes and related warrants	5,513,492	—	2,500,000	—
Payments on promissory notes and capital leases	(6,857,050)	(1,256,315)	(1,696,547)	(2,188,756)
Proceeds from bridge loan and related warrants	2,220,000	—	—	—
Net proceeds from the issuance of preferred stock and warrants	81,788,868	1,682,546	—	—
Proceeds from the issuance of common stock	121,192,898	81,862,226	38,986,098	178,066

Net cash (used in) provided by financing activities	203,858,208	82,288,457	39,789,551	(2,010,690)

Increase (decrease) in cash and cash equivalents	19,681,861	44,931,673	(37,737,886)	(14,161,076)
Cash and cash equivalents at beginning of period	—	26,649,150	71,580,823	33,842,937

Cash and cash equivalents at end of period	$19,681,861	$71,580,823	$33,842,937	$19,681,861

Supplemental cash flow information:
Interest paid	$1,282,512	$198,164	$203,586	$297,585
Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	4,447,946	240,764	2,490,107	—
Conversion of bridge loans and interest payable into preferred stock	2,124,576	—	—	—
Preferred stock dividends and accretion of preferred stock to redemption value	16,382,063	2,823,160	—	—

INHIBITEX, INC.
(A Development Stage Company)

1.	Operations

Inhibitex, Inc. (“Inhibitex” or the “Company”) was incorporated in the state of Delaware in May 1994 and is a development stage company that has historically focused on the discovery and development of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. The Company’s primary activities since incorporation have been recruiting personnel, conducting research, conducting pre-clinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage for financial reporting purposes.

The Company has incurred operating losses since inception and expects such losses to continue for the foreseeable future. These losses have largely been the result of research and development expenses related to advancing the Company’s clinical-stage product candidates, Veronate and Aurexis, both of which are based upon the Company’s proprietary MSCRAMM protein platform. Veronate, which was the subject of a pivotal Phase III clinical trial that concluded in April 2006 that failed to meet its primary endpoint, had been in development to prevent hospital-associated infections in very low birth weight infants. Aurexis, the Company’s other clinical stage product candidate, is being developed to treat, in combination with antibiotics, serious, life-threatening Staphylococcus aureus (S. aureus) bloodstream infections in hospitalized patients. The Company also has several ongoing MSCRAMM-based preclinical development programs.

In light of the Phase III Veronate trial results, the Company discontinued the development of Veronate, reduced its workforce and realigned its operations consistent with the status of its other MSCRAMM-based development programs. In addition, after a comprehensive review of the entire Veronate program and an internal assessment of its pipeline, assets, resources and capabilities, the Company adopted a strategy to preserve a significant portion of its financial resources in order to pursue other preclinical or clinical-stage product candidates or development programs beyond its MSCRAMM platform via in-licensing, acquisition or merger activities. The Company plans to continue to leverage its capabilities and intellectual property related to its MSCRAMM protein platform through future corporate collaborations that could provide financial and other synergistic capabilities to support the further development of these programs and maximize their potential.

The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, or through future equity and/or debt financings and proceeds from its existing or future licensing or collaboration agreements. The Company’s ability to continue its operations is dependent, in the near term, upon managing its cash resources, successfully developing its existing product candidates or those that it may obtain or acquire in the future, entering into in-licensing or out-licensing agreements and collaboration agreements, executing future financings or transactions and ultimately, upon achieving profitable operations. There can be no assurance that additional funds will be available on terms acceptable to the Company or that the Company will ever become profitable.

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

INHIBITEX, INC.
(A Development Stage Company)

The Company has classified its entire investment portfolio as available-for-sale with no concentration of credit risk higher than 10% of the total portfolio. These securities are recorded as either cash equivalents or short-term investments. Short-term investments are carried at estimated fair value based upon quoted market prices. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization and accretion are included in interest income, net, and realized gains and losses are also included in interest income, net. The cost basis of all securities sold is based on the specific identification method. Available-for-sale securities as of December 31, 2005 and 2006 consisted of commercial paper, government agency obligations, corporate bonds, and money-market funds.

Property and Equipment, Net.  Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives of the related assets:

Asset	Estimated Life

Computer software and equipment	3 years
Furniture and fixtures	7 years
Laboratory equipment	5 years
Leasehold improvements	Lesser of estimated useful life or life of lease

In accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company also includes in property and equipment capitalized costs related to computer software developed for internal use. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized in other income, net. Expenditures for repairs and maintenance are charged to expense as incurred. The Company performs annual and quarterly reviews of asset lives and related impairment testing in accordance with guidance set forth in Accounting Principals Board Opinion No. 20, Accounting Changes and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Asset.

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

Accrued Expenses.  As part of the process of preparing the Company’s financial statements, management is required to estimate expenses that the Company has incurred, but for which it has not been invoiced. This process involves identifying services that have been performed on the Company’s behalf and estimating the level and cost of services performed by third parties as of each balance sheet date. Examples of expenses for which the Company accrues based on estimates include fees for services, such as those provided by clinical research and data management organizations, clinical investigators, certain contract manufacturers in conjunction with the manufacture of clinical trial materials, other professional fees, and accrued benefits for employees. Estimates of these expenses and the related accrual are derived based upon management’s understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of the Company’s service providers invoice the Company in arrears for services performed. Management makes its estimates based upon the facts and circumstances known to it at the time.

INHIBITEX, INC.
(A Development Stage Company)

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets consist primarily of interest receivable and annual license fees, insurance premiums and payments to clinical research organizations that the Company has made in advance of the services being performed.

Share-based Compensation.  On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Prior to January 1, 2006, the Company accounted for share-based awards it granted pursuant to the 2004 Stock Incentive Plan and the 2002 Non-Employee Directors Stock Option Plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No share-based compensation expense was recognized in the Statement of Operations for the years ended December 31, 2005, 2004, or 2003, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, except for certain grants issued six months prior to the Company’s initial public offering, or IPO in June of 2004. Those grants issued prior to the Company’s IPO were perceived to be cheap stock, as such the Company recorded share-based compensation for the fair market value difference. The Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. The Company uses the Black-Scholes method to estimate the value of share-based awards granted to employees and directors and applied it not only to new awards, but to previously granted awards that were not fully vested on the effective date of January 1, 2006. Share-based awards granted prior to the Company’s initial public offering that were unvested as of January 1, 2006 are valued under the minimum value method.

Upon the adoption of SFAS No. 123(R), the Company recorded a cumulative effect of a change in accounting principle totaling $58,460 related to expected forfeitures for previously expensed share-based compensation. The Company’s forfeiture rate is based on historical experience as well as anticipated turnover and other qualitative factors. There may be adjustments to future periods if actual forfeitures differ from current estimates.

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

INHIBITEX, INC.
(A Development Stage Company)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to grants under the Company’s share-based award plans in all periods presented. For purposes of this pro forma disclosure, the value of the award is estimated using a Black-Scholes pricing formula and expensed over the awards’ respective vesting periods. The Company’s previous pro forma disclosures under SFAS No. 123 did not include implied forfeitures. With the adoption of SFAS No. 123(R), current share-based compensation expense includes forfeiture assumptions.

	December 31,
	2004	2005	2006

Net loss attributable to common stockholders as reported	$(28,734,655)	$(38,575,381)	$(31,145,060)
Add: Amortization of deferred stock compensation included in net loss — as reported	473,289	496,752	2,649,406
Deduct: Stock compensation expense determined under fair value method	(1,055,539)	(2,122,739)	(2,649,406)

Net loss attributable to common stockholders — pro forma	$(29,316,905)	$(40,201,368)	$(31,145,060)

Net loss attributable to common stockholders per share (basic and diluted):
As reported	$(2.52)	$(1.43)	$(1.03)

Pro forma	$(2.57)	$(1.49)	$(1.03)

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

The Company from time to time relies on single-source third-party suppliers and contract manufacturers to make its product candidates. The failure of single-source suppliers or single-source contract manufacturers for production of specific product candidates to deliver on schedule, or at all, could delay or interrupt the development process and adversely affect the Company’s operating results.

Research and Development Expense.  Research and development expense primarily consists of costs incurred in the discovery, development, testing, and manufacturing of the Company’s product candidates. These expenses consist primarily of (i) fees paid to third-party service providers to monitor and accumulate data related to the Company’s pre-clinical tests and clinical trials, (ii) costs related to obtaining patents and licenses and sponsored research agreements, (iii) the costs to procure and manufacture materials used in clinical and pre-clinical trials, (iv) laboratory supplies and facility-related expenses to conduct research, and (v) salaries, benefits, and share-based compensation for personnel. These costs are charged to expense as incurred.

General and Administrative Expense.  General and administrative expense reflects the costs incurred to manage the Company and support the Company’s research and development activities. These costs primarily consist of salaries, benefits, and share-based compensation for personnel in executive, finance, accounting, information technology, business development, sales and marketing, and human resource functions. Other significant costs include professional fees for legal and accounting services, investor relations and other related

INHIBITEX, INC.
(A Development Stage Company)

expenses, market research and other consulting services, facility expenses, as well as insurance premiums, including those for directors’ and officers’ liability.

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

Lease Accounting.  The Company has entered into a lease for its facility (See Note 7 — Commitments) where leasehold improvements paid by the lessor pursuant to the lease agreement were capitalized. The leasehold improvement assets are being amortized over seven years and the liability is being amortized over life of lease, which is ten years for the liability. The amortization is recorded as a discount to rent expense for the liability and the amortization expense to leasehold improvements for the asset. The balances of the capitalized lessor-paid leasehold improvements are classified in the balance sheet as leasehold improvements for the asset and other liabilities for the liability (See Note 9 — Other Liabilities), respectively. In addition, the Company took possession, or control of, the physical use of the facility in January 2005, at which time the work was initiated on the leasehold improvements. The leasehold improvements were completed in May 2005. This four month gap constituted a rent holiday. As such, the Company accrued rent for that time period. This accrued rent is being amortized as a discount to rent over the remaining 10 year life of the lease. The balance of this rent accrual is classified in the balance sheet as other liabilities (See Note 9 — Other Liabilities).

Reclassifications.  The Company reclassified previously recognized share-based compensation expense to the expense line items of research and development expense and general and administrative expense to conform to the current year presentation as required under U.S. GAAP. In 2004 and 2005 share-based compensation expense was stated separately.

Recent Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual tabular rollforward of the unrecognized tax benefits. FIN 48 is effective for the Company beginning January 1, 2007. The Company is evaluating the impact of adopting FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption in the first quarter of 2008 will have a material impact on the Company’s financial statements.

INHIBITEX, INC.
(A Development Stage Company)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatment that, when all relevant quantitative and qualitative factors are considered, is material. The Company’s adoption for the full year ending December 31, 2006 did not have a material impact on the Company’s financial statements.

3.	Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC SAB No. 98, Earnings Per Share, (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents then outstanding. Common stock equivalents consist of common shares issuable upon the exercise of stock options, warrants, and the vesting of restricted stock. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since common stock equivalents are excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2004	2005	2006

Historical
Numerator:
Net loss attributable to common stockholders	$(28,734,655)	$(38,575,381)	$(31,145,060)

Denominator:
Weighted average common shares outstanding	11,416,354	26,987,047	30,259,979

Basic and diluted net loss per share attributable to common stockholders	$(2.52)	$(1.43)	$(1.03)

The following table outlines potentially dilutive common stock equivalents outstanding that are not included in the above historical calculations as the effect of their inclusion was anti-dilutive.

	December 31,
	2004	2005	2006

Common stock options	1,283,106	2,304,242	2,081,054
Common stock warrants	3,838,588	3,800,143	3,807,706
Restricted common stock	—	—	1,659,157

Total	5,121,694	6,104,385	7,547,917

4.	Short-Term Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. The Company has invested in corporate notes, commercial paper,

INHIBITEX, INC.
(A Development Stage Company)

asset backed securities, and government agency notes. Short-term investments are carried at estimated fair value based upon quoted market prices. The Company has had no realized gains or losses from the sale of investments for the years ended December 31, 2004, 2005, and 2006. The following table summarizes the estimated fair value of the Company’s short-term investments, not including cash equivalents as of December 31, 2006.

	December 31,	December 31,
	2005	2005
	Carrying	Estimated Fair
	Amount	Market Value

U.S. agency notes	$6,171,500	$6,160,994
Corporate debt notes	44,089,824	44,018,000
Commercial paper	2,461,605	2,460,215
Certificate of deposit	649,183	648,807

Total	$53,372,112	$53,288,016

	December 31,	December 31,
	2005	2005
	Carrying	Estimated Fair
	Amount	Market Value

U.S. agency notes	$4,357,885	$4,358,552
Corporate debt notes	31,083,997	31,093,936
Commercial paper	2,777,343	2,777,415
Certificate of deposit	700,000	700,000
Mortgage-backed securities	2,746,080	2,746,320

Total	$41,665,305	$41,676,223

All available-for-sale securities held at December 31, 2006 will mature during 2007.

5.	Property and Equipment

The components of property and equipment are as follows:

	December 31,
	2005	2006

Laboratory equipment	$3,142,859	$3,388,670
Leasehold improvements	6,056,536	2,447,143
Computer software and equipment	1,270,417	1,048,272
Office furniture and fixtures	659,835	131,967

Sub-Total	11,129,647	7,016,052
Less accumulated depreciation and amortization	(2,954,573)	(3,485,256)

Total property and equipment, net	$8,175,074	$3,530,796

Included in property and equipment are assets recorded under capital leases. Amortization of the assets recorded under capital leases is included in depreciation expense. Depreciation expense was approximately $820,298, $1,438,005, and $4,876,124 for the years ended December 31, 2004, 2005 and 2006, respectively. Computer software in progress that was not placed in production was $242,211 and $0 as of December 31, 2005 and 2006.

INHIBITEX, INC.
(A Development Stage Company)

In December 2006, the Company’s operating plans for 2007 changed, and the Company determined that it will not utilize a significant portion of its office and laboratory facility in the foreseeable future. Based on these changes the Company abandoned certain assets and revised its depreciation estimates. In accordance with the change the Company performed an impairment test under guidance set forth in Accounting Principals Board Opinion No. 20, Accounting Changes, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. As such, the Company accelerated depreciation as an impairment charge on certain assets of $2,816,098 in December 2006. The assets abandoned were $871,657 of laboratory equipment, $2,627,614 of leasehold improvements, $330,880 of computer software and equipment, and $527,868 of office furniture and fixtures.

The Company has entered into a lease for its facility (See Note 7 — Commitments) where leasehold improvements paid by the lessor pursuant to the lease agreement were capitalized. The leasehold improvement assets are being amortized over seven years and the liability is being amortized over life of lease, which is ten years for the liability. The amortization is recorded as a discount to rent expense for the liability and the amortization expense to leasehold improvements for the asset. The balances of the capitalized lessor-paid leasehold improvements are classified in the balance sheet as leasehold improvements for the asset and other liabilities for the liability (See Note 9 — Other Liabilities), respectively. Net capitalized leasehold improvements paid by the lessor were $1,210,034 and $987,421 as of December 31, 2005 and 2006.

6.	Accrued Expenses

The components of accrued expenses are as follows:

	December 31,
	2005	2006

Clinical development expense	$3,628,773	$4,637,849
Severance, payroll and benefits expense	983,725	1,878,472
Professional fee expense	251,077	725,313
Other operating expense	453,331	150,576

Total	$5,316,906	$7,392,210

See Note 14 — One-Time Severance and Termination Benefits for a discussion on severance, payroll, and benefits expense and Note 13 — Contingency for a discussion on clinical development expense.

7.	Commitments

Lease Commitments.  In December 2003, the Company entered into a ten year agreement to lease a new 51,000 square foot research and office facility to be built to its specifications. In January 2005, the Company took possession of or controlled the physical use of the property and occupied the facility in May 2005. The Company estimates that the minimum rent payments associated with this facility will, on average, approximate $0.9 to $1.0 million per year under this lease.

A portion of the leasehold improvements at the new research and office facility were capitalized as leasehold improvements paid by the lessor pursuant to the lease agreement. The leasehold improvement assets are being amortized over seven years and the liability is being amortized over life of lease, which is ten years for the liability. The amortization is recorded as a discount to rent expense for the liability and the amortization expense to leasehold improvements for the asset. The balances of the capitalized lessor-paid leasehold improvements are classified in the balance sheet as leasehold improvements for the asset and other liabilities for the liability (See Note 9 — Other Liabilities), respectively. In addition, the Company took possession, or control of, the physical use of the facility in January 2005, at which time the work was initiated on the leasehold improvements. The leasehold improvements were completed in May 2005. This four month gap constituted a rent holiday. As such, the Company accrued rent for that time period. This accrued rent is being

INHIBITEX, INC.
(A Development Stage Company)

amortized as a discount to rent over the remaining 10 year life of the lease. The balance of this rent accrual is classified in the balance sheet as other liabilities (See Note 9 — Other Liabilities).

The Company also leases office equipment under various non-cancelable operating leases. Future minimum lease payments under operating leases primarily relate to the laboratory and office facility lease as discussed above. The lease includes annual rent increases based upon increases in the Consumer Price Index, which are considered to be contingent rentals and are charged to expense when incurred. During the years ended December 31, 2004, 2005 and 2006, rent expense totaled approximately $520,000, $1,043,000 and $868,000, respectively. Future minimum payments under these operating leases at December 31, 2006 are as follows:

Year Ending December 31,

2007	$876,986
2008	891,655
2009	905,434
2010	921,298
2011 and after	4,263,105

Total minimum lease payments	$7,858,478

Commitments.  In November 2001, the Company entered into a research evaluation and worldwide non-exclusive license agreement with Lonza Biologics for intellectual property and materials relating to the expression of recombinant monoclonal antibodies to bacterial surface proteins for use in the manufacture of Aurexis (See Note 16 — Research and License Agreements). Under the terms of the agreement, the Company agreed to pay an annual fee and a royalty on the net sales of any products that it may sell that utilize this technology. Pursuant to this agreement, the Company has a maximum purchase commitment of approximately $1.7 million in cumulative annual license fees as of December 31, 2006. However, the Company may terminate the agreement upon 60 days notice. The agreement terminates upon the expiration of the last valid patent or 15 years, whichever is longer. Currently, the latest to expire of the issued patents under the license agreement expires in 2016.

In April 2004, the Company obtained an exclusive, worldwide royalty bearing license from Biostapro AB for patent applications relating to the staphylococcal proteins (See Note 16 — Research and License Agreements). Pursuant to this license agreement above the Company entered into several cooperative research agreements with Biostapro AB relating to staphylococcal surface proteins. The Company has exclusive worldwide rights to any discoveries resulting from this collaboration. Biostapro AB is entitled to a royalty on any revenues that the Company receives from the sale of products that incorporate technology developed through the collaborative arrangement. The Company has no future minimum royalty or milestone obligations pursuant to these agreements, but the Company has a maximum purchase commitment of approximately $0.2 million in annual cooperative research agreement funding as of December 31, 2006. However, the Company may terminate the collaboration agreement on three months written notice and Biostapro AB may terminate in the event of an uncured material breach by the Company.

In September 2005, the Company entered into an in vivo technology agreement with Xenogen Corporation. Pursuant to this agreement, the Company has a maximum commitment of approximately $0.4 million in cumulative annual license fees as of December 31, 2006. However, the Company may terminate the agreement upon 30 days notice. The agreement terminates as of December 31, 2010.

8.	Capital Leases and Notes Payable

Capital Lease Obligations.  During 2003, 2004 and 2005, Inhibitex entered into capital lease transactions related to the acquisition of certain laboratory and other equipment. The amortization of assets acquired under these capital leases has been recorded as depreciation expense. These capital leases bear interest at rates

INHIBITEX, INC.
(A Development Stage Company)

ranging from 9.62% to 10.38%, and expire at various dates from March 2005 to April 2009. In connection with some of these capital leases the lessor was granted warrants to purchase 5,071 common shares at exercise price ranges of $6.78 to $9.38 per share. These warrants were recorded at their weighted average estimated fair value of $4.86 per share, using the Black-Scholes method. This amount was recorded as interest expense.

Future payments under capital lease agreements as of December 31, 2006 are as follows:

Year Ending December 31,

2007	$950,979
2008	787,204
2009	104,382

Total future minimum lease payments	1,842,565
Less amount representing interest	(196,510)

Present value of future minimum lease payments	1,646,055
Less current portion of capital lease obligations	(816,184)

Long-term portion of capital lease obligations	$829,871

In February 2003, the Company entered into a loan and security agreement (the “Loan Agreement”) with a commercial bank. In June 2003, the Company borrowed $2.5 million under the Loan Agreement (“Term Note”) and paid two interest-only payments in June and July 2003. Beginning August 2003, the Company made the first of 36 equal monthly installments of principal of $69,444. The Term Note bears interest at 6.5% per year. The outstanding balance of the Term Note at December 31, 2005 and 2006 was $486,111 and $0, respectively. The Loan Agreement was secured by all unencumbered tangible assets of the Company and required the company to keep a compensating balance of two times the remaining loan amount.

In December 2004, the Company entered into an interest-free $2.5 million credit facility with a local development authority for laboratory-related leasehold improvements at the Company’s new research and headquarters facility. The full amount of the credit facility was outstanding as of August 2005. Beginning in October 2005, the Company made the first of 12 equal quarterly installments of principal of $208,333. As of December 31, 2005 and 2006, $2,291,667 and $1,458,333 were outstanding under this credit facility, respectively.

Future minimum payments due under notes payable as of December 31, 2006 are as follows:

Year Ending December 31,

2007	$833,333
2008	625,000

Total future payments	$1,458,333

9.	Other Liabilities

The components of other liabilities are as follows:

	December 31,
	2005	2006

Other	$1,000,000	$—
Deferred amortization of leasehold improvements and rent holiday	1,446,912	1,292,327
Less current portion of other liabilities	(1,152,702)	(152,728)

Long term portion of other liabilities	$1,294,210	$1,139,599

INHIBITEX, INC.
(A Development Stage Company)

In 1999, the Company recorded a liability of $1.0 million as part of a collaborative agreement into which it had entered. In 2006, the obligation to provide further services or settlement expired, and the Company recognized the previously recorded liability as income.

The Company has entered into a lease for its facility (See Note 7 — Commitments) where leasehold improvements paid by the lessor pursuant to the lease agreement were capitalized. The leasehold improvement assets are being amortized over seven years and the liability is being amortized over life of lease, which is ten years for the liability. The amortization is recorded as a discount to rent expense for the liability and the amortization expense to leasehold improvements for the asset. The balances of the capitalized lessor-paid leasehold improvements are classified in the balance sheet as leasehold improvements for the asset and other liabilities for the liability, respectively. In addition, the Company took possession, or control of, the physical use of the facility in January 2005, at which time the work was initiated on the leasehold improvements. The leasehold improvements were completed in May 2005. This four month gap constituted a rent holiday. As such, the Company accrued rent for that time period. This accrued rent is being amortized as a discount to rent over the remaining 10 year life of the lease. The balance of this rent accrual is classified in the balance sheet as other liabilities.

10.	Income Taxes

At December 31, 2005 and 2006, the Company had available net operating loss (“NOL”) carryforwards of approximately $123,133,093, and $142,895,294, respectively, which will begin to expire in the year 2010. A portion of the Company’s existing NOL carryforwards relates to exercises of non-qualified stock options. The tax benefit of which, when utilized, will be recorded as an increase to shareholder equity. The Company also has approximately $1,062,457 and $2,919,852 of research and development (“R&D”) tax credit carryforwards as of December 31, 2005 and 2006, respectively. The Company’s net operating loss carryforwards and research and development credit carryforwards may be subject to certain IRC Section 382 and Section 383 limitations on annual utilization in the event of changes in ownership. These limitations could significantly reduce the amount of the net operating loss carryforwards available in the future. The utilization of the carryforwards is dependent upon the timing and extent of the Company’s future profitability. The annual limitations combined with the expiration dates of the carryforwards may prevent the utilization of all of the net operating loss and research and development credit carryforwards if the Company does not attain sufficient profitability by the expiration dates of the carryforwards.

Inhibitex’s income tax expense was $0 for years ended December 31, 2004, 2005 and 2006. The primary factors causing income tax expense to be different than the federal statutory rates are as follows:

	December 31,
	2004	2005	2006

Income tax benefit at statutory rate	$(8,809,908)	$(13,115,630)	$(10,589,320)
State income tax benefit, net of federal tax benefit	(1,029,343)	(1,527,585)	(1,276,232)
Other	10,177	464,136	(368,222)
General business credit	(205,226)	(196,657)	(1,857,395)
Valuation allowance	10,034,300	14,375,736	14,091,169

Income tax expense	$—	$—	$—

INHIBITEX, INC.
(A Development Stage Company)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax asset are as follows:

	December 31,
	2005	2006

Deferred tax assets:
Net operating loss carryforwards	$46,741,322	$54,669,853
Research and development tax credit carry forwards	1,062,457	2,919,852
Depreciation and amortization	115,887	2,407,596
Accruals and reserves	39,075	1,730,029
Deferred revenue	333,732	276,792
Other, net	(202,331)	177,189

Total deferred tax assets	48,090,142	62,181,311
Less valuation allowance	(48,090,142)	(62,181,311)

Net deferred tax assets	$—	$—

For financial reporting purposes, SFAS No. 109 requires that a valuation allowance be recorded to reduce the balance of deferred income tax assets if it is more likely than not that some portion or all of the deferred income tax assets will not be realized in the future. The Company has established a full valuation allowance equal to the amount of its deferred tax asset due to uncertainties with respect to the Company’s ability to generate sufficient taxable income in the future. The valuation allowance increased by $14,375,736 and $14,091,169 in 2005 and 2006 as follows:

	December 31,
	2005	2006

Deferred tax valuation allowance at beginning of year	$33,714,406	$48,090,142
Change in cumulative tax differences	14,375,736	14,091,169

Deferred tax valuation allowance at end of year	$48,090,142	$62,181,311

11.	Stockholders’ Equity

Common Stock.  As of December 31, 2005 and 2006, the Company was authorized to issue 75,000,000 shares of common stock. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Employee Stock Purchase Plan.  The Company’s Board of Directors adopted, and its stockholders approved as of February 20, 2004, its 2004 Employee Stock Purchase Plan, or the Purchase Plan. The purpose of the Purchase Plan is to provide an opportunity for the Company’s employees to purchase a proprietary interest in the Company. The Purchase Plan is administered by the Company’s Compensation Committee. A total of 210,084 shares of common stock are authorized for issuance under the Purchase Plan as of December 31, 2006. Employees who are customarily employed for more than 20 hours per week and for more than five months in any calendar year and have been so employed for a six-month period are eligible to participate in the Purchase Plan. Employees who would own 5% or more of the total combined voting power or value of all classes of the Company’s stock immediately after the grant may not participate in the purchase plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and provides for quarterly purchase periods. The Purchase Plan permits participants to purchase common stock through payroll deductions of up to 25% of their eligible base salary. For any calendar year, a participant may not be granted rights to purchase shares to the extent the fair market value of such shares exceeds $25,000. Amounts

INHIBITEX, INC.
(A Development Stage Company)

deducted and accumulated by the participant are used to purchase shares of common stock at the end of each quarterly purchase period. The purchase price per share is 85% of the lower of the fair market value of the Company’s common stock at the beginning of a purchase period or at the end of a purchase period. An employee’s participation ends automatically upon termination of employment with the Company. A participant may not transfer rights to purchase the Company’s common stock under the Purchase Plan other than by will or the laws of descent and distribution. In the event of a change of control, no further shares shall be available under the Purchase Plan, but all payroll deductions scheduled for collection in that purchase period will be immediately applied to purchase whole shares of common stock. The Board of Directors has the authority to amend or terminate the Purchase Plan, except that, subject to certain exceptions described in the Purchase Plan, no such action may adversely affect any outstanding rights to purchase stock under the Purchase Plan and the Board of Directors may not increase the number of shares available under the Purchase Plan, or amend the requirements as to the eligible class of employees, without stockholder approval. As of December 31, 2006 the Company had 3,488 shares committed to be released to employees and 15,753 shares outstanding as of December 31, 2006. The Company recorded $4,750 of share-based compensation expense on all discounts to the fair market value during the purchase period of 2006. (See Note 2 — Summary of Significant Accounting Policies for more discussion on share-based compensation).

Private Investment in Public Equity.  On August 22, 2005, the Company completed a PIPE financing in which it raised $38.8 million in net proceeds through the sale, at a price of $8.25 per share, of 5,000,000 shares of its common stock. The shares and warrants were offered and sold only to institutional and accredited investors. The Company filed a registration statement with the SEC in order to register the resale of the common stock issued in the PIPE.

The Company had reserved shares of common stock for issuance as follows:

	December 31,	December 31,
	2005	2006

Common stock options	2,304,242	2,081,054
Restricted common stock	—	1,659,157
Common stock warrants	3,800,143	3,807,706

Total	6,104,385	7,547,917

Common Stock Warrants.  As of December 31, 2005 and 2006, there were 3,800,143 and 3,807,706 warrants outstanding, respectively. As of December 31, 2006 all of the warrants are exercisable and expire from February 7, 2007 to December 31, 2010. The weighted average strike price as of December 31, 2005 and 2006 was $11.20 and $11.19, respectively.

12.	Share-Based Award Plans

The Company has two active share-based award plans as described below. For the twelve months ended December 31, 2004, 2005 and 2006, the Company recorded share-based compensation expense related to grants from these plans of $473,289, $496,752 and $2,649,406, or $0.04, $0.02 and $0.09 per share, respectively. No income tax benefit was recognized in the income statement and no share-based compensation expense was capitalized as part of any assets for the twelve months ended December 31, 2005 and 2006.

During the fourth quarter of 2006, the Company terminated two senior executives in accordance with their employment agreements (See Note 14 — One — Time Severance and Termination Benefits). As such, the Company accelerated the recognition of expense related to share-based compensation expense due to their terminations as per their employment contract provisions. In addition on September 5, 2006, the Compensation Committee approved a modification provision to allow for a future amendment to certain previously granted stock option agreements in the event that the certain executives are terminated from employment with Inhibitex in connection with a change of control. The provision allows for the period of time in which the

INHIBITEX, INC.
(A Development Stage Company)

executive could exercise certain outstanding stock options (if and only if they are terminated in connection with a change of control) be extended to up to three years from the current 90 day window provided for in the existing stock option agreements and 2004 Stock Incentive Plan. Upon meeting the provision criteria, an amendment would then occur, allowing the three year window to exercise, and for tax purposes, the option would be modified to a non-qualified option from an incentive stock option. One senior executive was terminated under this provision and previously granted stock option grants were modified to allow up to three years for exercise. As such, the Company recorded additional share-based compensation for these modifications to previously issued stock option grants.

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

The 2004 Plan and the Director Plan are administered by the Compensation Committee of the Board of Directors, which has the authority to select the individuals to whom awards are to be granted, the number of awards granted, and the vesting schedule. Under the 2004 Plan and Director Plan, the maximum term for an award is ten and six years from the grant date, respectively. Awards granted under the 2004 Plan and Director Plan generally vest ratably over a period of one to four years, respectively, from the grant date. As of December 31, 2006, an aggregate of 4,060,089 shares of common stock were reserved for issuance under the 2004 Plan and the Director Plan. As of December 31, 2005, there were 2,114,425 outstanding awards to purchase the Company’s common stock and 1,838,541 awards available for grant under the 2004 Plan. As of December 31, 2006, there were 1,924,593 outstanding option awards to purchase the Company’s common stock and 1,659,157 restricted stock awards, with 299,717 shares available for grant under the 2004 Plan. As of December 31, 2005 and 2006, there were 64,304 outstanding awards to purchase the Company’s common stock and no options available for grant under the Director Plan.

INHIBITEX, INC.
(A Development Stage Company)

As of December 31, 2006, the Company has $3,150,269 of unvested share-based compensation to recognize as an expense in future periods, not discounting for future forfeitures. The following is a summary of all share-based activity and related information about the Company’s share-based award plans from December 31, 2005 through the period ended December 31, 2006:

Stock Options

The fair value of each stock award was estimated at the date of grant using the Black-Scholes method in 2004, 2005, and 2006 with the following assumptions:

	December 31,
	2004	2005	2006

Risk-free interest rate	3.23%	3.76%	3.62%
Expected life	4 years	4 years	4 years
Weighted average fair value of options granted	$2.08	$3.83	$2.05
Volatility	.43	.50	.70

The risk-free rate interest rate is based on the contractual life of the option and the corresponding U.S. Treasury bond, which in most cases is the U.S. five year Treasury bond. The expected term of stock options granted is derived from actual and forecasted option behavior and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise patterns and future employee terminations to determine expected life and forfeitures. Expected volatility is based on historical and implied volatilities from the Company’s publicly traded stock and other market factors.

				Aggregate
		Weighted-Average	Weighted-Average	Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Options	per Option	Term	($000)

Balance at December 31, 2005	2,304,242	$5.82
Granted	349,500	$3.45
Exercised	(49,128)	$1.06
Forfeited or expired	(523,560)	$6.56

Balance at December 31, 2006	2,081,054	$5.35	2.83	$182

Vested or expect to vest at December 31, 2006	1,874,457	$5.18	2.64	$182

Exercisable at December 31, 2006	1,437,009	$4.79	2.06	$182

The weighted-average grant date fair value of stock options granted during the twelve month period ended December 31, 2006 was $3.45. As of December 31, 2006 there was $1,825,365 of total unrecognized share-based compensation expense related to non-vested stock option awards, not discounted for future forfeitures. This unrecognized expense is expected to be recognized over a weighted-average period of 1.53 years.

The total intrinsic value of stock options exercised during the twelve month period ended December 31, 2004, 2005 and 2006 was $302,562, $317,158, and $264,737, respectively, from which the Company received cash proceeds of $52,218 for the twelve month period ended December 31, 2006. No actual tax benefits were realized as the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to the Company’s ability to generate sufficient taxable income in the future.

INHIBITEX, INC.
(A Development Stage Company)

The following tables summarize information relating to outstanding and exercisable options as of December 31, 2006:

	December 31, 2006
	Outstanding
		Weighted Average
		Remaining		Exercisable
	Number of	Contractual Life	Weighted Average	Number of	Weighted Average
Exercise Prices	Shares	(In Years)	Exercise Price	Shares	Exercise Price

$0.24-0.68	162,764	2.51	$0.51	162,764	$0.51
1.90	600,579	2.11	1.90	576,900	1.90
2.05-8.45	463,550	4.89	4.60	141,223	4.43
8.79-8.995	118,500	4.68	8.87	48,000	9.00
9.07	577,905	1.81	9.07	394,924	9.07
9.38-10.00	157,756	2.17	9.39	113,198	9.38

	2,081,054	2.83	5.35	1,437,009	4.79

A summary of the Company’s non-vested restricted stock as of December 31, 2006 is presented below:

		Weighted-Average
		Grant Date
Restricted Stock	Shares	Fair Value

Outstanding at December 31, 2005	—	$—
Granted	1,712,987	1.87
Released	—	—
Forfeited	(53,830)	2.05

Outstanding at December 31, 2006	1,659,157	$1.87

As of December 31, 2006 there was $1,324,903 of total unrecognized share-based compensation expense related to non-vested restricted stock granted, not discounted for future forfeitures. The unrecognized expense is expected to be recognized over a weighted-average period of 1.36 years.

13.	Contingency

On April 28, 2006, the Company announced that it did not anticipate performing any additional clinical trials in very low birth weight infants with a donor-selected immune globulin form of Veronate and therefore would halt the manufacture of the clinical trial material used in the clinical development of Veronate. As a result, the Company terminated its contract manufacturing relationship with Nabi Biopharmaceuticals, Inc. (“Nabi”) and suspended future purchases of all raw materials used to manufacture the donor-selected immune globulin form of Veronate. Subsequent to the termination date, Nabi invoiced the Company for approximately $4.5 million in cancellation penalties and other amounts it contends are due as a result of the Company’s termination of the manufacturing agreement, which the Company disputed. On July 18, 2006, Nabi commenced an arbitration action against the Company seeking to recover a total of approximately $4.7 million in connection with the termination of the manufacturing agreement. On February 7, 2007 the arbitrator ruled that the Company was liable to Nabi for cancellation payments and restitution in the aggregate amount of approximately $4.5 million. Of this amount, the Company recorded a charge of $3.2 million in the fourth quarter of 2006, in addition to the $1.3 million that it had previously accrued. The ruling obligates the Company to make this payment to Nabi within 30 days or incur interest at a rate of 9% annum. The Company is evaluating all of its options in this matter, including whether to seek to have the ruling set aside.

INHIBITEX, INC.
(A Development Stage Company)

14.	One-Time Severance and Termination Benefits

On December 18 and December 29, 2006, the Company announced it terminated the employment of two executives in accordance with their employment contracts. As a result, the Company recorded a charge of $1.2 million in the fourth quarter of 2006 in general and administrative expenses and $0.4 million in research and development expenses related to the cost of one-time severance and termination benefits. Of this amount, $1.6 million is recorded as an accrued liability as of December 31, 2006, and was paid in full prior to February 28, 2007. In addition due to these terminations the Company accelerated share-based compensation expense on previously issued stock options grants of 367,774 and 259,458 restricted stock grants, and recorded additional share-based compensation on modifications made to 307,102 previously issued stock option grants to allow exercise (if and only if they are terminated in connection with a change of control) to be extended to up to three years from the current 90 day window provided for in the existing stock option agreements and 2004 Stock Incentive Plan. (See Note 12 — Share-Based Award Plans).

15.	Other Income

During the twelve months ended December 31, 2006, the Company recognized other income in the amount of $1.0 million for amounts received in 1999 pursuant to a collaboration agreement. The Company has determined that this amount no longer represents a liability for which the obligation to provide further services or settlement is required.

16.	Research and License Agreements

As of December 31, 2006, the Company has entered into a number of license and collaborative agreements with various institutions to obtain intellectual property rights and patents relating to MSCRAMM proteins and its product candidates. The Company has also entered into an exclusive worldwide license and collaboration agreement with Wyeth with respect to its use of the MSCRAMM proteins to develop staphylococcal vaccines. The significant arrangements are described further below.

Texas A&M University Health Science Center.  The Company has licensed, on an exclusive basis, from the Texas A&M University System a number of issued United States patents, related United States divisional applications and foreign counterpart applications directed to one of the MSCRAMM proteins that the Company’s product candidates target. Texas A&M may terminate the license if the Company fails to use commercially reasonable efforts to bring product candidates to market. Inhibitex may terminate the license without cause upon 60 days written notice. Otherwise, this agreement will terminate upon the expiration of all of the licensed patents. Currently, the latest to expire of the issued patents under the license agreement expires in 2019. The Company has agreed to pay Texas A&M a royalty based on net sales for any products sold utilizing these patents. The Company has an obligation to pay a minimum royalty of $25,000 annually.

In connection with these license agreements, in 1995 the Company entered into the first of several collaboration research agreements with Texas A&M. Pursuant to these agreements, the Company has the exclusive worldwide right to any discoveries resulting from this collaboration, subject to research rights retained by Texas A&M and certain rights of the United States government. The Company also has a right of first refusal to acquire the rights to and file patents on discoveries made by Texas A&M in the field of MSCRAMM proteins that are made outside of the scope of the collaboration. Texas A&M is entitled to a royalty on revenues that the Company receives for products that incorporate technology developed through the collaboration. The Company may terminate this collaboration upon 90 days written notice. Pursuant to these agreements, the Company has paid Texas A&M $1,904,000 through December 31, 2006. In April 2006, the Company provided notification of its termination of the collaboration research agreement.

BioResearch Ireland (BRI)/ Trinity College Dublin (TCD).  The Company has obtained numerous licenses from BioResearch Ireland (“BRI”) and Trinity College Dublin (“TCD”) under certain patent rights related to MSCRAMM proteins. BRI may terminate the license if Inhibitex fails to use commercially reasonable efforts

INHIBITEX, INC.
(A Development Stage Company)

to bring one or more products that use the licensed technology to market. Otherwise, these licenses will terminate upon the expiration of the licensed patents. Currently, the latest to expire of the issued patents under the license agreement expires in 2019. The Company may terminate the license agreement as to any patent or patent application upon 90 days notice. BRI is entitled to a royalty on the net sales of products sold utilizing these patents.

Pursuant to these agreements, the Company has entered into several cooperative research agreements with BRI and Trinity College Dublin (“TCD”) for technologies relating to staphylococcus surface proteins. The Company has exclusive worldwide rights to, and is entitled to file patents on, any discoveries resulting from this collaboration. All licenses from BRI and TCD are subject to research rights retained by BRI or TCD. BRI and TCD is entitled to a royalty on any revenues that the Company receives from the sale of products that incorporate technology developed through the collaborative arrangement. The Company may terminate the collaboration agreement on two months written notice and BRI or TCD may terminate in the event of an uncured material breach by the Company. Pursuant to these agreements, the Company has paid BRI approximately $321,000 and TCD approximately $105,000 through December 31, 2006. The Company has no future minimum royalty or milestone obligations pursuant to these agreements, but the Company currently pays TCD approximately $35,000 in annual sponsored research payments.

Wyeth.  In August 2001, the Company entered into an exclusive worldwide license and development collaboration agreement with Wyeth for the development of staphylococcal vaccines for humans. Under the terms of this agreement, the Company granted Wyeth an exclusive worldwide license to its MSCRAMM protein intellectual property with respect to human vaccines against staphylococcal organisms. The development, manufacture and sale of any products resulting from the collaboration are the responsibility of Wyeth. The Company must commit two full-time equivalent employees to the collaboration. The Company may terminate the agreement if Wyeth fails to use reasonable commercial efforts to bring related products to market. Wyeth may terminate the agreement, without cause, upon six months notice. Otherwise, this agreement will terminate upon the expiration of all of the licensed patents. Currently, the latest to expire of the issued patents under the license agreement expires in 2019.

Pursuant to this agreement, the Company has received $5.0 million in an upfront license fee and annual research support payments from Wyeth as of December 31, 2006. The Company is entitled to receive minimum research support payments of $500,000 per year until the first commercial sale of any product developed under this agreement. The minimum research payment escalates to $1.0 million in the event that Wyeth does not initiate a Phase I by July 31, 2007. The Company is also entitled to receive milestones upon the filing of an investigational new drug application (“IND”), the commencement of both Phase II and Phase III clinical trials, the filing of a BLA, and FDA approval of a licensed product. If all such milestones are achieved relative to one or more licensed products, the Company would be entitled to receive a minimum of $10.0 million in milestone payments from Wyeth. The maximum milestone payments the Company could receive with respect to all licensed products are $15.5 million. Finally, the Company is also entitled to royalties on net sales of licensed products manufactured, sold or distributed by Wyeth.

Dyax.  In October 2004, the Company entered into a collaboration agreement with Dyax to co-develop monoclonal antibodies to prevent or treat serious infections caused by enterococci. Under the terms of the agreement, the Company and Dyax have agreed to collaborate and share in the costs to perform preclinical research and development activities intended to identify and select a fully human monoclonal antibody, or antibodies, against MSCRAMM proteins located on the surface of enterococci. During this preclinical phase, the Company and Dyax are only responsible for its respective internal development costs. Accordingly, neither party is responsible to make any upfront payments to the other party, nor is either party obligated to make future milestone or royalty payments to the other party at this time. The Company’s internal development costs are expected to consist largely of salaries and other personnel-related costs associated with existing employees, certain supplies, and other costs, such as travel and entertainment, associated with supporting existing employees. If at the end of the collaborative preclinical development activities, Inhibitex and Dyax mutually

INHIBITEX, INC.
(A Development Stage Company)

agree to advance one or more human monoclonal antibodies into clinical trials, Inhibitex and Dyax will continue to share in the clinical development costs of any such product candidates. The agreement also contemplates that the Company and Dyax would share in the commercialization rights and profits from any approved and marketed products resulting from the collaboration. In the event that the parties mutually agree that the collaboration has been unable to identify a suitable monoclonal antibody to advance into clinical development, the collaboration agreement will immediately and automatically terminate without any further obligations to either party. Otherwise, this agreement can only be terminated during the initial preclinical development phase upon the mutual consent of both parties, or by one party in the event that the other party has committed a material breach, or filed for insolvency or bankruptcy.

Other Agreements.  The following agreements relate to intellectual property associated with the production of monoclonal antibodies that the Company has in-licensed.

In February 2000, October 2001, and January 2002, the Company obtained an exclusive worldwide royalty-bearing licenses from the University of Minnesota, Yale University, and a non-exclusive worldwide royalty-bearing license from the University of Texas HSC of San Antonio, respectively, for patents relating to Candida Albicans. The Company agreed to make milestone payments on progress of any related products toward FDA approval and a royalty on the sale of any of its products that utilize the underlying technology. The Company may terminate these agreements at any time. Otherwise, the licenses will terminate upon the expiration of the patents.

In November 2001, the Company entered into a research evaluation and worldwide non-exclusive license agreement with Lonza Biologics for intellectual property and materials relating to the expression of recombinant monoclonal antibodies to bacterial surface proteins for use in the manufacture of Aurexis. Under the terms of the agreement, the Company agreed to pay an annual fee and a royalty on the net sales of any products that it may sell that utilize this technology. The Company may terminate the agreement upon 60 days notice. The agreement terminates upon the expiration of the last valid patent or 15 years, whichever is longer. Currently, the latest to expire of the issued patents under the license agreement expires in 2016. Pursuant to this agreement, the Company has paid Lonza $929,000 in cumulative annual license fees as of December 31, 2006.

In January 2002, the Company obtained a non-exclusive, worldwide royalty-bearing license from the University of Pavia for patents relating to staphyococci, enterococci, and streptococci organisms. Under this agreement, the Company agreed to pay a negotiated royalty on the sale of any of its products that utilize the underlying technology. The Company may terminate this agreement at any time. Otherwise, this license will terminate upon the expiration of the patents.

In June 2003, the Company obtained a non-exclusive, worldwide royalty-bearing license from Genentech for a patent, commonly referred to as the Cabilly patent, relating to the production of monoclonal antibodies for use in the manufacture of Aurexis. Under the agreement, the Company agreed to pay Genentech an up-front license fee and it is further obligated to pay a milestone payment upon the approval of Aurexis and a royalty on the sale of any of its products that utilize the underlying technology. The Company may terminate this agreement without cause upon 90 days notice. Otherwise, this license will terminate upon the expiration of the patent, which will occur in 2018 if not extended. Pursuant to this agreement, the Company has paid $500,000 to Genentech as of December 31, 2006. The Company’s aggregate future payments under this agreement are $5.0 million, of which most is payable if Aurexis is approved for sale by the FDA.

In July 2003, the Company obtained a non-exclusive, worldwide royalty-bearing license from the University of Iowa for patents relating to technology used in the expression of recombinant proteins for use in the manufacture of Aurexis. Under this agreement, the Company has paid the University of Iowa an up-front license fee of $35,000 and it is obligated to make annual payments of $35,000 per year. The Company also agreed to pay milestone payments for each of the first four license related products to receive FDA approval and a royalty on the sale of any of its products that utilize the underlying technology. The Company may

INHIBITEX, INC.
(A Development Stage Company)

terminate this agreement at any time. Otherwise, this license will terminate upon the expiration of the patents, which will be 2009 and 2012.

In March 2004, the Company obtained a non-exclusive, worldwide royalty bearing license from the National Institutes of Health (“NIH”) for patent applications relating to the humanization of monoclonal antibodies. Under this agreement, the Company agreed to pay an up-front license fee, a minimum annual royalty of $25,000 per year, milestone payments and a royalty on the sale of any of its products that would otherwise infringe any patent that may be issued from the pending applications. For any product covered by this license, the milestone payments are based upon the filing of an IND, the first subject enrolled in a Phase II and Phase III trial, the filing of a BLA and upon the approval of a BLA by the FDA. Pursuant to this agreement, the Company has paid $284,000 to the NIH as of December 31, 2006. The Company may terminate this agreement upon 60 days notice. Otherwise, this agreement terminates upon the expiration of the patent, which will occur in 2011 if not extended. If Aurexis is approved for sale by the FDA, the Company’s total future payments to the NIH under this agreement related to the up-front license fee and milestone payments would be approximately $900,000 in the aggregate.

In April 2004, the Company obtained an exclusive, worldwide royalty bearing license from Biostapro AB for patent applications relating to staphylococcal proteins. Under this agreement, the Company agreed to pay an up-front license fee, a milestone payment, and a royalty on the net sale of products utilizing the underlying technology. The milestone payment is based on the marketing approval of a BLA by the FDA. The Company may terminate this agreement upon 90 days notice. Otherwise, this agreement terminates upon the expiration of the patent. Pursuant to this agreement, the Company has paid $250,000 to Biostapro AB as of December 31, 2006. The Company’s aggregate future payments milestone payments under this agreement are $750,000. Pursuant to this license agreement above the Company entered into cooperative research agreements with Biostapro AB relating to staphylococcal surface proteins. The Company has an option on exclusive worldwide rights to any discoveries resulting from this collaboration. Biostapro AB is entitled to a royalty on any revenues that the Company receives from the sale of products that incorporate technology developed through the collaborative arrangement. Biostapro AB may terminate in the event of an uncured material breach by the Company. Pursuant to the cooperative research agreement, the Company has paid Biostapro AB approximately $200,000 through December 31, 2006. The Company has no future minimum royalty or milestone obligations pursuant to these agreements, but the Company currently pays Biostapro AB approximately $100,000 in annual sponsored research payments.

17.	Employee Benefit Plans

The Company sponsors a 401(k) plan for the benefit of its employees that is a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended. Eligible employees may make pre-tax contributions to the 401(k) plan of up to 20% of their eligible earnings, subject to the statutorily prescribed annual limit. The 401(k) plan permits the Company to make discretionary matching and profit sharing contributions. The Company’s contributions to the plan were approximately, $138,000, $156,000 and $209,000 in 2004, 2005 and 2006, respectively. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. The Company’s contributions vest over a three-year period.

The Company has employment agreements with its current executive officers that allow upon termination certain post-employments benefits upon termination. These benefits cannot be reasonably estimated and the event has not occurred as under SFAS No. 112, Accounting for Postemployment Benefits, as of December 31, 2006.

INHIBITEX, INC.
(A Development Stage Company)

18.	Subsequent Events

On January 3, 2007, the Company entered into an exclusive worldwide license and development agreement with 3M Company or (“3M”) for the development of various diagnostic products using the Company’s MSCRAMM protein platform. Under the terms of the agreement, the Company granted 3M exclusive global licenses to use MSCRAMM protein intellectual property in the development of diagnostic products in exchange for license fees, future milestone payments, financial support of future research and development activities and royalty payments on net product sales. The development, manufacture and sale of any products resulting from the collaboration are the responsibility of 3M. The Company may terminate this agreement if 3M fails to use certain reasonable commercial efforts to bring related products to the market. 3M may terminate the agreement, without cause upon three months written notice, upon payment of all license fees, development support for the calendar year, reimbursement of certain patent expenses, and any other amounts potentially due upon the termination of the agreement. Either party may terminate the agreement for cause upon providing two months written notice. Otherwise, this agreement will terminate upon the expiration of all licensed patents. Under the agreement, the Company is entitled to receive the following: (i) nonrefundable license fees of $3 million, of which $1.75 million is due within 60 days and the remainder in the first quarter of 2008, (ii) $1 million in development support payments over the next two years, (iii) milestone payments on the first commercial sale for (a) certain S. aureus diagnostic products and (b) other MSCRAMM targets that detect organisms other than S. aureus, (iv) a tiered royalty based on net sales of diagnostic products, and (v) reimbursement of certain patent expenses related to licensed MSCRAMM proteins. The Company is obligated to provide support to 3M pursuant to a mutually agreed-upon development and collaboration plan for a period of at least two years.

On January 30, 2007, the Company received approximately $0.5 million from a mediation settlement related to a counter-claim associated with prior litigation with Biosynexus.

On February 7, 2007, an arbitrator ruled that the Company was liable to Nabi for cancellation payments and restitution in the aggregate amount of approximately $4.5 million. Of this amount, the Company recorded a charge of $3.2 million in the fourth quarter of 2006, in addition to the $1.3 million that it had previously accrued. The ruling the ruling obligates the Company to make this payment to Nabi within 30 days, or incur interest on any unpaid amounts at a rate of 9% per annum. The Company is evaluating all of its options in this matter (See Note 13 — Contingency).

INHIBITEX, INC.
(A Development Stage Company)

19.	Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results.

				Net Loss
				Attributable
				to Common
				Stockholders
				per Share —
		Loss from		Basic and
	Revenue	Operations	Net Loss	Diluted

Year Ended December 31, 2005
First Quarter	$277,131	$(10,385,085)	$(9,942,688)	$(0.40)
Second Quarter	168,520	(10,556,215)	(10,069,993)	(0.40)
Third Quarter	328,323	(9,603,465)	(9,046,379)	(0.33)
Fourth Quarter	162,500	(10,388,734)	(9,516,321)	(0.31)
Year Ended December 31, 2006
First Quarter	327,887	(9,865,118)	(8,981,775)	(0.30)
Second Quarter	184,565	(8,471,546)	(7,672,701)	(0.25)
Third Quarter	168,627	(4,295,827)	(2,588,581)	(0.09)
Fourth Quarter	164,498	(12,697,086)	(11,902,003)	(0.39)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision of the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management has concluded that, as of December 31, 2006, its internal control over financial reporting is effective based on these criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, and their opinion of management’s assessment is stated in their report, which is included herein.

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

March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Inhibitex, Inc.

We have audited management’s assessment, included in the accompanying Management’s Reporting on Internal Control Over Financial Reporting, that Inhibitex, Inc. (a Development Stage Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inhibitex, Inc. (a Development Stage Company)’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Inhibitex, Inc. (a Development Stage Company) maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Inhibitex, Inc. (a Development Stage Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Inhibitex, Inc. (a Development Stage Company) as of December 31, 2005 and 2006, the related statements of operation, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006, and for the period from inception (May 13, 1994) through December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 15, 2007

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement or a subsequent amendment to this Report to be filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement or a subsequent amendment to this Report to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement or a subsequent amendment to this Report to be filed with the Securities and Exchange Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our definitive proxy statement or a subsequent amendment to this Report to be filed with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement or a subsequent amendment to this Report to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)  Exhibits

Exhibit No.		Description

3.1		Eighth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 3, 2004 (the “March 2004 S-1”)).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 of the March 2004 S-1).

4.1		Specimen certificate evidencing the common stock (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2004 ( “Amendment No. 2”)).

10.1		Amended and Restated 1998 Equity Ownership Plan and related form of option agreement (incorporated by reference to Exhibit 10.1 of the March 2004 S-1).

10.2		2004 Stock Incentive Plan and related Form of option agreement (incorporated by reference to Exhibit 10.2 of the March 2004 S-1).

10	.2.1	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006 (the “February 2006 8-K”)).

10	.2.2	Non-Employee Directors Stock Option Agreement (incorporated by reference to Exhibit 99.2 of the February 2006 8-K).

10	.2.3	Employee Stock Option Agreement (incorporated by reference to Exhibit 99.3 of the February 2006 8-K).

10.3		2002 Non-Employee Directors Stock Option Plan and related form of option agreement (incorporated by reference to Exhibit 10.3 of the March 2004 S-1).

10.4		2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 of the March 2004 S-1).

10.5		Form of Warrant to purchase shares of Series B Preferred Stock (incorporated by reference to Exhibit 10.5 of the March 2004 S-1).

10.6		Form of Warrant to purchase shares of Series D Preferred Stock (incorporated by reference to Exhibit 10.6 of the March 2004 S-1).

10.7		Form of Amendment to Warrant to purchase shares of Series D Preferred Stock, dated February 20, 2004 (incorporated by reference to Exhibit 10.7 of the March 2004 S-1).

10	.7.1	Form of Second Amendment to Warrant to purchase shares of Series D Preferred Stock, dated May 4, 2004 (incorporated by reference to Exhibit 10.7.1 of Amendment No. 2).

10.8		Form of Warrant to purchase shares of Series E Preferred Stock (incorporated by reference to Exhibit 10.8 of the March 2004 S-1).

10.9		Form of Amendment to Warrant to purchase shares of Series E Preferred Stock (incorporated by reference to Exhibit 10.9 of the March 2004 S-1).

10	.9.1	Form of Second Amendment to Warrant to purchase shares of Series E Preferred Stock, dated May 4, 2004 (incorporated by reference to Exhibit 10.9.1 of Amendment No. 2).

10.10		Amended and Restated Master Rights Agreement, dated December 19, 2003, by and among the registrant and holders of the registrant’s capital stock (incorporated by reference to Exhibit 10.10 of the March 2004 S-1).

Exhibit No.		Description

10.11		Amendment No. 1 to Amended and Restated Master Rights Agreement dated February 20, 2004 (incorporated by reference to Exhibit 10.11 of the March 2004 S-1).

10	.11.1	Amendment No. 2 to Amended and Restated Master Rights Agreement dated May 27, 2004 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004).

10.12		Form of Indemnity Agreement (incorporated by reference to Exhibit 10.12 of the March 2004 S-1).

10.13		Employment Agreement, dated as of February 20, 2004, by and between the registrant and William D. Johnston (incorporated by reference to Exhibit 10.13 of the March 2004 S-1).

10.15		Amended and Restated Employment Agreement, dated as of February 20, 2004, by and between the registrant and Joseph M. Patti (incorporated by reference to Exhibit 10.15 of the March 2004 S-1).

10.16		Amended and Restated Employment Agreement, dated as of February 20, 2004, by and between the registrant and Russell H. Plumb (incorporated by reference to Exhibit 10.16 of the March 2004 S-1).

10.17		Amended and Restated Employment Agreement, dated as of February 20, 2004, by and between the registrant and David M. Wonnacott (incorporated by reference to Exhibit 10.17 of the March 2004 S-1).

10	.18†	License and Development Collaboration Agreement, dated August 2, 2001, by and between the registrant and American Home Products Corporation, acting through its Wyeth-Ayerst Laboratories Division (incorporated by reference to Exhibit 10.18 of Amendment No. 3 the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 25, 2004 (“Amendment No. 3”).

10	.19†	License Agreement, dated February 4, 2000, between the registrant and The Texas A&M University System (incorporated by reference to Exhibit 10.19 of Amendment No. 3).

10	.20†	Amendment No. 1 to License Agreement, dated April 29, 2002, between the registrant and The Texas A&M University System (incorporated by reference to Exhibit 10.20 of Amendment No. 3).

10.21		Amendment No. 2 to License Agreement, dated April 29, 2002, between the registrant and The Texas A&M University System (incorporated by reference to Exhibit 10.21 of the March 2004 S-1).

10	.22†	Exclusive License Agreement, dated April 8, 1999, between the registrant and Enterprise Ireland, trading as BioResearch Ireland (incorporated by reference to Exhibit 10.22 of the March 2004 S-1).

10	.23†	License Agreement, dated December 23, 2002, between the registrant and Lonza Biologics PLC (incorporated by reference to Exhibit 10.23 of Amendment No. 3).

10	.24†	Non-Exclusive Cabilly License Agreement, dated June 30, 2003, between the registrant and Genentech, Inc (incorporated by reference to Exhibit 10.24 of the March 2004 S-1).

10	.25†	Patent License Agreement, dated March 2, 2004, between the registrant and the National Institutes of Health (incorporated by reference to Exhibit 10.25 of Amendment No. 3).

10	.26†	License Agreement, dated July 1, 2003, between the registrant and the University of Iowa Research Foundation (incorporated by reference to Exhibit 10.26 of Amendment No. 3).

10	.30†	Production Agreement, dated December 5, 2001, between the registrant and Nabi (incorporated by reference to Exhibit 10.30 of Amendment No. 4 the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 25, 2004).

10	.31†	First Amendment to Production Agreement, dated December 5, 2001, between the registrant and Nabi Pharmaceuticals (incorporated by reference to Exhibit 10.31 of the March 2004 S-1).

10.35		Lease Agreement, dated December 31, 2003, between the registrant and Cousins Properties Incorporated (incorporated by reference to Exhibit 10.35 of the March 2004 S-1).

Exhibit No.		Description

10	.37†	Agreement, dated March 14, 2002, between the registrant and Avid Bioservices, Inc. (incorporated by reference to Exhibit 10.31 of Amendment No. 2).

10.38		Form of Stock and Warrant Purchase Agreements, dated November 4, 2004, between the registrant and each of the investors signatory thereto (including Form of Warrant to Purchase Common Stock issued in connection therewith) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2004).

10	.39†	Agreement, dated November 5, 2004, between the registrant and Lonza Biologics PLC (incorporated by reference to Exhibit 10.39 of Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 19, 2005).

10.40		Loan agreement, dated December 28, 2004 between the registrant and Development Authority of Fulton County (incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K field with the Securities and Exchange Commission on March 28, 2005).

10.41		Form of Securities Purchase Agreement dated August 17, 2005 between the registrant and each of the investors signatory thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2005).

10	.42*	License and Development Collaboration Agreement, dated January 3, 2007, by and between the registrant and 3M Company and 3M Innovative Products Company.

10.43		Retention Agreement, dated April 24, 2006, by and between the registrant and Russell H. Plumb.

10.44		Retention Agreement, dated April 24, 2006, by and between the registrant and Joe M. Patti.

10.45		Retention Agreement, dated April 24, 2006, by and between the registrant and Samuel Michini.

10.46		Severance Agreement, dated December 29, 2006, by and between the registrant and William D. Johnston.

10.47		Severance Agreement, dated December 29, 2006, by and between the registrant and David M. Wonnacott.

10.48		Employment Agreement, dated December 29, 2006, by and between the registrant and Russell H. Plumb.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934.

†	We have been granted confidential treatment with respect to the omitted portions of this exhibit and such information has been filed separately with the Securities and Exchange Commission.

*	Confidential treatment has been requested with respect to the omitted portions of this exhibit and such information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, Georgia on this 16th day of March, 2007.

Inhibitex, Inc.

By:	/s/ Russell H. Plumb
Russell H. Plumb
President, Chief Executive Officer,
Chief Financial Officer, Secretary and
Treasurer

Signature	Title	Date

/s/ Russell H. Plumb Russell H. Plumb	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 16, 2007

/s/ Michael A. Henos Michael A. Henos	Chairman of the Board of Directors	March 16, 2007

/s/ M. James Barrett, Ph.D. M. James Barrett, Ph.D.	Director	March 16, 2007

/s/ Carl E. Brooks Carl E. Brooks	Director	March 16, 2007

/s/ A. Keith Willard A. Keith Willard	Director	March 16, 2007

/s/ Russell M. Medford, M.D., Ph.D. Russell M. Medford, M.D., Ph.D.	Director	March 16, 2007

/s/ Robert A. Hamm Robert A. Hamm	Director	March 16, 2007

/s/ William D. Johnston, Ph.D. William D. Johnston, Ph.D.	Director	March 16, 2007

/s/ Marc L. Preminger Marc L. Preminger	Director	March 16, 2007

/s/ Louis W. Sullivan, M.D. Louis W. Sullivan, M.D.	Director	March 16, 2007