Form 10-K/A
period 2006-12-31
INHIBITEX, INC.
filed 2007-04-30
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50772

Inhibitex, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	74-2708737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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
None

Inhibitex®, MSCRAMM®, Veronate® and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.

EXPLANATORY NOTE

Inhibitex, Inc. (“Inhibitex”, “we” or the “Company”) is filing this Amendment No. 1, or the Amended Report, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2007, or the Original Report, in order to add certain information required by the following items of Form 10-K:

Item		Description

ITEM 10	.	Directors, Executive Officers and Corporate Governance
ITEM 11	.	Executive Compensation
ITEM 12	.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	.	Certain Relationships and Related Transactions, and Director Independence
ITEM 14	.	Principal Accounting Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to Rule 13a-14(d) and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors as of April 15, 2007:

Name	Age	Position	Director Since

Russell H. Plumb	48	President, Chief Executive Officer and Chief Financial Officer; Director	—
Joseph M. Patti, M.S.P.H., Ph.D.	42	Vice President, Research and Development and Chief Scientific Officer	—
Samuel Michini	48	Vice President, Sales and Marketing	—
Michael A. Henos(1)	57	Chairman of the Board of Directors	1997
M. James Barrett, Ph.D.(1)(3)	64	Director	2002
Marc L. Preminger, FSA, MAAA(2)	57	Director	2003
William D. Johnston, Ph.D.	62	Director	1997
Russell M. Medford, M.D., Ph.D.	52	Director	1997
A. Keith Willard(2)	66	Director	2005
Carl E. Brooks(1)(3)	69	Director	1999
Robert A. Hamm(1)(3)	55	Director	2005
Louis W. Sullivan, M.D.(2)(3)	73	Director	2003

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Russell H. Plumb was appointed on December 30, 2006 as our President, Chief Executive Officer, Chief Financial Officer and Director and served as Vice President, Finance and Administration and Chief Financial Officer from August 2000 through December 2006. From December 1999 to July 2000, Mr. Plumb served as Chief Financial Officer of Emory Vision, a healthcare company. From 1994 to November 1999, he served as Chief Financial Officer and Vice President, Finance of Serologicals Corporation, a publicly-held biopharmaceutical company. Mr. Plumb received both a B. A. in Communications and a M.B.A. from the University of Toronto. Mr. Plumb has received designations as a certified public accountant in Michigan and Georgia.

Joseph M. Patti, M.S.P.H., Ph.D. is one of our founders and has served as our Vice President, Research and Development and Chief Scientific Officer since 2005. From April 1998 until 2005, he served as Vice President, Preclinical Development and Chief Scientific Officer. He also served as a member of our Board of Directors from July 1997 until May 2006. From 1994 to 1998, Dr. Patti was an assistant professor at Texas A&M’s Institute of Biosciences and Technology. From 1996 to 1998, he served on the faculty at the University of Texas Health Science Center Graduate School of Biomedical Sciences. Dr. Patti received a B.S. in Microbiology from the University of Pittsburgh, an M.S.P.H. from the University of Miami, School of Medicine and a Ph.D. in Biochemistry from the University of Alabama at Birmingham.

Samuel Michini has served as our Vice President, Sales and Marketing since June 2005. From 1997 to July 2004, Mr. Michini served in various sales and marketing executive roles at Akzo Nobel, Organon Pharmaceuticals, most recently as Vice President of Marketing. Prior to Akzo Nobel, Organon Pharmaceuticals, he spent 13 years with Knoll Pharmaceutical Company in various senior sales, marketing, and product management roles. Mr. Michini received a B.A. in Communications from Niagara University.

Michael A. Henos has served as Chairman of the Board since April 2001. Mr. Henos also served as Chairman of the Board from July 1997 to January 2000. Since 1993, Mr. Henos has served as Managing General Partner of Alliance Technology Ventures, L.P., a venture capital firm. From 1991 to 2001, Mr. Henos also served as a General Partner of Aspen Ventures, a venture capital partnership. He currently serves as Chairman of the Board of Directors of AtheroGenics, Inc., a publicly-held pharmaceutical company. He is also a member of the Board of Directors of several privately-held biotechnology companies: Neuronyx, Inc., Genoptix, Inc., GlycoMimetics, Inc., and Sensys Medical, Inc. Mr. Henos received a B.S. in Economics and a M.B.A. in Finance from the University of California, Los Angeles.

M. James Barrett, Ph.D. has served as a general partner of NEA Partners 10 Limited Partnership, and the general partner of New Enterprise Associates 10 Limited Partnership, a venture capital fund, since August 2001. From January 1997 to August 2001, he served as Chairman and Chief Executive Officer of Sensors for Medicine and Science, Inc., a medical device company, which he founded in 1997. He continues to serve as the Chairman of its Board of Directors. Dr. Barrett also serves on the Boards of Directors of five publicly-held biopharmaceutical companies: MedImmune, Inc., Iomai Corporation, Pharmion, Inc., YM Biosciences, Inc., and Targacept, Inc., as well as the following privately-held life science companies: Cardioxyl Pharmaceutical, GlycoMimetics, Inc., Nucleonics Inc., Peptimmune, Inc., Supernus Pharmaceuticals, Inc., CoGenesys, Inc., and Ruxton Pharmaceuticals. Dr. Barrett received a B.S. in Chemistry from Boston College, a Ph.D. in Biochemistry from the University of Tennessee and a M.B.A. from the University of Santa Clara.

Marc L. Preminger, FSA, MAAA, has served in various capacities with CIGNA Corporation, a healthcare insurance company, from 1977 until his retirement in September 2002; the most recent of which was Senior Vice President and Chief Financial Officer of Cigna Healthcare. In 2004, he co-founded ACT II Ventures, LLC, a consulting firm. Mr. Preminger received a B.A. in Economics from Lafayette College and a Masters of Actuarial Science from Georgia State University.

William D. Johnston, Ph.D. served as President and Chief Executive Officer of the Company from 1997 to December 2006. From 1975 to 1997, Dr. Johnston served in various executive positions at Baxter Healthcare, including Vice President and General Manager of the Gene Therapy Business Unit and Vice President of Applied Sciences. Dr. Johnston currently serves as a director of ACTx, a privately-held medical device company and the board of trustees of Emory Johns Creek Hospital. Dr. Johnston is a member of both the Board of Directors and the Emerging Companies Section Governing Body of the Biotechnology Industry Organization. Since 1999, Dr. Johnston has served on the board of the Georgia Biomedical Partnership and is currently Vice Chairman; additionally, he is an advisory member to the Board of Directors for the Georgia Department of Economic Development. Dr. Johnston received both a B.S. in Chemistry and a Ph.D. in Chemistry from Brigham Young University.

Russell M. Medford, M.D., Ph.D. has served, since 1995, as President and Chief Executive Officer of AtheroGenics, Inc., a publicly-held pharmaceutical company, and currently serves as a member of its board of directors. Dr. Medford serves on the Biotechnology Industry Organization’s (BIO) Board of Directors and the Emerging Companies Section Governing Body, as well as Chairman of the Georgia BioMedical Partnership. Dr. Medford was an Associate Professor of Medicine and Director of Molecular Cardiology at the Emory University School of Medicine, and currently holds the appointment of Adjunct Clinical Professor of Medicine. Dr. Medford received a B.A. from Cornell University, and a M.D. with Distinction and a Ph.D. in Molecular and Cell Biology from the Albert Einstein College of Medicine. Dr. Medford completed his residency in internal medicine at the Beth Israel Hospital and served as a fellow in cardiology at the Brigham and Women’s Hospital and Harvard Medical School, where he also served on the faculty of Medicine.

A. Keith Willard served from 1993 to 1999 as Chairman and Chief Executive Officer of Zeneca, Inc., a multinational pharmaceutical company. Prior to that, he served in several capacities with ICI Canada, including President and a member of its Board of Directors. He has been retired since October 1999. He received a B.A. in Sociology from Concordia University and is a graduate of the Advanced Executive Management Institute at McGill University.

Carl E. Brooks served as Chairman of the Board from January 2000 to April 2001. Mr. Brooks is President of Brooks & Associates, a consulting firm for the biopharmaceutical and blood banking industries, which he founded in 1996. He formerly was the Chairman of the Board of Directors of Bluebird Bioscience, Inc., a generic pharmaceuticals company and serves as a Director of Quantumcor, Inc., a cardiovascular device company, and serves on the Development Advisory Board of Biolex Therapeutics Inc., both of which are privately-held. He previously served as President of the Hyland division of Baxter Healthcare Corporation. Prior to that, he served in numerous management positions with the Procter & Gamble Company. Mr. Brooks received a B.S. in Chemical Engineering from the Ohio State University.

Robert A. Hamm has been the Senior Vice President of Immunology Business at Biogen Idec, Inc. since 2003. Mr. Hamm joined Biogen in 1994 and has served in various management positions including; Senior Vice President International, President of Biogen Europe, Vice President Sales and Marketing North America, and Vice President of Manufacturing and Engineering. Prior to joining Biogen, he was employed with Syntex, Mobil Oil, and the National Security Agency after serving in the U.S. Air Force. He received a B.A. in Psychology from St. Bonaventure University, and a M.A. in Management Leadership from Central Michigan University.

Louis W. Sullivan, M.D. is the founding Dean, Director, and President Emeritus of the Morehouse School of Medicine. From 1993 until his retirement in June 2002 and from 1981 to 1989, Dr. Sullivan served as President of Morehouse School of Medicine. From 1989 to 1993, he served as Secretary, United States Department of Health and Human Services. Dr. Sullivan serves on the Boards of Directors of CIGNA Corporation, Henry Schein, United Therapeutics, and BioSante Pharmaceuticals, Inc. He received a B.S. from Morehouse College and a M.D. from Boston University.

Composition of Our Board of Directors

Our Board of Directors is divided into three classes, each of whose members serves for a staggered term. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the years 2007 for the Class III directors, 2008 for the Class I directors and 2009 for the Class II directors.

•	Our Class III directors are M. James Barrett, Michael A. Henos and Marc L. Preminger.

•	Our Class I directors are William D. Johnston, Russell M. Medford and A. Keith Willard.

•	Our Class II directors are Carl E. Brooks, Robert A. Hamm, Louis W. Sullivan and Russell H. Plumb.

Our amended and restated certificate of incorporation and by-laws provide that the number of our directors shall be fixed from time to time by a resolution of the majority of our board of directors. Any directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. Each officer serves at the discretion of the board of directors and holds office until his successor is elected and qualified, or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers to file reports of ownership and changes in ownership of Inhibitex common stock with the Securities and Exchange Commission, with a copy delivered to us. Based on a review of the Section 16(a) reports furnished to us and written representations from the executive officers and directors, Inhibitex believes that its officers and directors complied on a timely basis with reporting requirements applicable to them for transactions during 2006, except with respect to the issuance of stock options and restricted stock to Messrs. Brooks, Hamm, Sullivan, Barrett, Henos, Preminger, Medford, and Willard, directors of the Company, on February 1, 2007 and May 18, 2006,with respect to which reports on Form 4 were filed on February 15, 2007 and May 22, 2006, respectively, and the issuance to Messrs. Johnston, Plumb, Patti, Wonnacott, and

Hetherington of stock options and shares of restricted stock on April 25, 2006, with respect to which reports on Form 4 were filed on April 28, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS

The Compensation Committee of the Board is composed of four directors, each of whom is independent under Nasdaq rules. The Compensation Committee is responsible for setting the policies that govern and administer our executive base salary, bonus and stock ownership programs. The Compensation Committee periodically, but no less often than annually, determines the compensation of the Chief Executive Officer (“CEO”) and the other named executive officers based upon a combination of the achievement of corporate goals, individual performance and comparisons with other biopharmaceutical companies.

General Compensation Objectives

The objectives of our Compensation Committee with respect to compensating our executive officers, including the CEO, are to provide compensation that is designed to attract, motivate and retain executives of outstanding ability and potential, and to appropriately align their interests with the interests of our stockholders. It is our Compensation Committee’s desire to reward executives for superior individual and company-wide performance by providing compensation that is competitive, and by basing a significant portion of the compensation, primarily through bonus and long-term incentive programs, upon achieving that performance. To meet these goals, our Compensation Committee has adopted a mix among the compensation elements of salary, bonus, stock options and restricted stock grants. Our Compensation Committee met eight times during 2006 to review and approve base salary increases, bonuses, stock option grants and other cash and equity awards for the CEO and other executive officers for 2006.

During its annual compensation review of our executive officers, which takes place during the first quarter of each fiscal year, our Compensation Committee considers a number of metrics, including peer group analyses and tally sheets provided by its compensation consultant, James F. Reda & Associates, LLC, as well as the individual performance of the executive officers and the company as a whole, based on goals set by the Compensation Committee during its compensation review for the prior year.

Peer Group Analyses

As part of its evaluation of the reasonableness of the compensation of our executive officers and consideration of whether such compensation is competitive with that of other biopharmaceutical companies, our Compensation Committee reviews the aggregate salary and bonus compensation for individuals in similar positions with comparable companies. These companies are biotechnology and pharmaceutical companies (see below list of “Peer Group”), all of which are engaged in the research and clinical development of early-stage products in a manner or stage of development similar to ours. Our Compensation Committee compares the compensation of our executive officers with those of other companies through reviews of survey and proxy statement data, compiled by our Compensation Committee’s compensation consultant, and informal studies presented to the Compensation Committee by management. The Compensation Committee strives to provide our executive officers with compensation that is generally between the 50th and 75th percentile for total compensation paid by comparable companies, depending on performance and accounting for other factors, such as stage of product development, market capitalization, and number of employees. Our Compensation Committee analyzed both total compensation and the individual elements of compensation against the Peer Group. Below is the list of companies that our Compensation Committee included in the Company’s Peer Group for the purposes of its review of total compensation for 2006.

Acadia Pharmaceuticals, Inc.	Renovis, Inc.	Acusphere, Inc.
Alnylam Pharmaceuticals, Inc.	Tercica, Inc.	Avalon Pharmaceuticals, Inc.
Micormet, Inc.	Anadys Pharmaceuticals, Inc.	Favrille, Inc
CoTherix, Inc.	Dendreon Corp.	Introgen Therapeutics, Inc.
Critical Therapeutics, Inc.	Genitope Corp.	PRAECIS Pharmaceuticals, Inc.
COV Pharmaceutical, Inc.	Santarus, Inc.	Threshold Pharmaceuticals, Inc.
Ista Pharmaceuticals, Inc.	Curis, Inc.

Our Compensation Committee determined that the compensation of our named executive officers was comparable to those of the Peer Group and did not make significant increases in compensation for 2006 based on the Peer Group analysis.

Performance

Many traditional measures of corporate performance for mature life science companies or companies in other industries, such as earnings per share or sales growth, are not as useful in the evaluation of development stage biopharmaceutical companies. Accordingly, our Compensation Committee uses other indices of performance, such as our progress in achieving milestones in the development of its product candidates, and raising the capital needed to continue our research and development activities, as the basis for making decisions on executive compensation.

Our Compensation Committee believes that we achieved significant milestones in 2005, which served as the basis for compensation in 2006. These accomplishments included the following:

•	We completed enrollment in the Phase III trial of Veronate, which was then our lead product candidate.

•	We made steps towards the approval and potential commercialization of Veronate by submitting to the Food and Drug Administration a Chemistry, Manufacturing, and Control review section for the Biologics License Application for Veronate, and establishing a board-approved marketing plan for the launch of Veronate.

•	We initiated in-vivo evaluation of an enterococcus monoclonal antibody.

Our Compensation Committee believes that these and other accomplishments and the achievement of individual objectives by the executive officers justified the increases in base salary, the bonus payments and the grants of stock options awarded in early fiscal 2006.

On April 3, 2006, we announced that our pivotal Phase III trial of Veronate did not achieve its primary endpoint or any of its secondary endpoints. In light of these results, we discontinued the development of Veronate, reduced our workforce, realigned our operations consistent with the status of our other development programs and adopted a strategy to broaden our pipeline through in-licensing, acquisition or merger. Due to the uncertainty surrounding our future direction in 2006, our Compensation Committee did not establish any performance goals or related cash bonus payments to be paid in early 2007 for 2006 accomplishments, but instead adopted a company-wide retention program as described below.

Executive Compensation Components

Consistent with past practices and compensation practices typical of the biotechnology industry, our Compensation Committee has established three principal categories of compensation for our executive officers: base salary, an annual incentive cash bonus, and long-term incentives consisting of stock awards. The appropriate mix of such compensation is evaluated by our Compensation Committee each year. In the biotechnology industry, most companies are typically entrepreneurial in nature and are viewed as having high growth potential, not unlike other technology-focused industries such as software development. Accordingly, the mix of compensation components for emerging biotechnology generally reflects base salaries that are less than those for similar positions in more established, lower growth industries, and a significant portion of total compensation is focused on long-term equity incentives, and to a lesser extent, cash incentives.

The philosophy of our Compensation Committee is that base salary should be reasonable, defined as equal to or slightly below the median of comparable biotechnology companies, and there should be an emphasis placed on variable compensation through cash incentive bonuses and long-term incentives such as stock awards, which are intended to align the interests of the executives with those of our stockholders. Cash incentive bonuses and long-term incentives are therefore targeted to be between the median and 75th percentile of those observed in the Peer Group data and analysis of companies comparable in size and stage of development. Our Compensation Committee also reviews compensation upon the occurrence of significant changes in our strategy and in connection with other significant events affecting us.

Base Salaries

Executive salaries are reviewed by our Compensation Committee in the first quarter of each year, with any adjustments to base salary generally becoming retro-active to January 1 of any such year. During this review, our Compensation Committee considers, in addition to the information obtained through Peer Group data and analysis of companies comparable in size and stage of development, the rate of inflation, compensation trends and practices in the geographic area where we are located, each individual executive’s contribution to our achievements, their performance in accordance with the goals established by the Board, any changes in the role and responsibility of the executive and, with respect to the executive officers other than the CEO, the recommendations of the CEO.

The salary of William D. Johnston, Ph.D., who served as our CEO through December 29, 2006, was increased by 3% for 2006. In determining this increase, our Compensation Committee considered, among other variables, our achievements as described in this report under the caption “Performance”, the base salaries of the CEOs of companies in the “Peer Group” listed above, past practices and recent increases to Dr. Johnston’s base salary. The same criteria was also used in determining increases for the other executive officers and although it is difficult to compare salaries at all levels with other organizations, the average percentage increase in base salary for our executive officers was generally 3%.

Annual Incentive Bonus Program

Annual cash incentive bonuses are designed to appropriately motivate and reward officers and employees for the achievement of near-term company-wide goals and objectives established by our Board at the beginning of the previous year. To the extent earned, cash bonuses are generally awarded to officers and employees during the first quarter of each fiscal year, and are based on the achievement of these Board-established goals, as well as individual performance and contribution. Each executive officer’s employment agreement provides that he is eligible to receive a cash bonus up to a certain percentage of such executive officer’s base salary. Dr. Johnston was, and Mr. Plumb currently is, eligible to receive an annual cash bonus of up to 50% of base salary and each of the other executive officers is eligible to receive an annual cash bonus of up to 30% — 35% of his base salary. Our Compensation Committee may also award additional cash bonuses to officers in its discretion, although no such additional discretionary cash bonuses were paid in 2006. Based on the objectives and goals set forth by the Board in 2005, our Compensation Committee approved, and we paid, cash bonus awards equal to 75% of the target bonus amount for which the executive officers, including Dr. Johnston, were eligible.

Relative to 2006 performance, there was no cash bonus awards paid in early 2007 to any of our executive officers. Our Compensation Committee and our Board determined that it was not appropriate to award any bonuses because, due to the failure of our lead product in its Phase III clinical trial, we were in the midst of an uncertain period in which our strategic direction was under review, and would likely be affected by merger, acquisition and in-licensing activities being undertaken. As described under “Retention” below, our Compensation Committee instead established a company-wide retention program designed to bring stability to the organization and incentivize certain management and employees to remain with us as we redefined our strategy in 2006.

Long-Term Incentives

Our Compensation Committee considers equity-based compensation to be a valuable and necessary tool designed to align the long-term financial interests of our executive officers and employees with the financial interests of our stockholders, and do not necessarily relate specifically to the achievement of near-term objectives and goals. Further, the vesting provisions of our Amended and Restated 2004 Stock Incentive Plan encourage employees to remain employed with us, providing continuing benefits to us beyond those achieved in the year of grant. Long-term incentives have typically been provided by means of stock option awards, although restricted stock awards were introduced in 2006 as described under “Retention Program Effective April 2006” below.

Stock options are typically granted to our employees at the time of employment and annually at the discretion of our Compensation Committee. In determining the size of a stock option award to be granted to an executive officer, our Compensation Committee takes into account the proposed number of options to be granted by comparison to the “Peer Group” companies at similar stages of development, the officer’s position and level of responsibility, the officer’s existing stock and award holdings and the potential reward to the executive officer if the stock price appreciates in the public market. Our Compensation Committee typically grants annual awards in the first quarter of each fiscal year, generally in conjunction with determinations regarding the other elements of compensation. Stock option grants have exercise prices equal to the fair market value of the underlying shares of common stock on the date of grant, generally vest over a two-to four-year period and expire no more than ten years from the date of grant. Restricted stock generally vests over a one- to two-year period.

On February 8, 2006, our Compensation Committee approved grants to our executive officers of stock options to purchase an aggregate of 500,000 shares of common stock, of which 110,000 were granted to Dr. Johnston, who was then the Company’s CEO. Our Compensation Committee believed that the achievement of both short and long-term objectives would place considerable demands on the executive team, and that their retention and motivation were crucial to building long-term corporate value. As the impending Veronate Phase III clinical trial data were expected within a few months of the date these grants were made, our Compensation Committee determined that these stock options should have a performance vesting condition, which provided that the stock options would be terminated and forfeited if the clinical trial failed to achieve its primary endpoint. Our Compensation Committee concluded that the long-term incentives as awarded were appropriate if the clinical trial succeeded. In the event that the trial failed to meet its primary endpoint, our Compensation Committee recognized that we would be faced with completely different challenges that would require a different approach to long-term incentive compensation.

All of these 500,000 stock options granted to our executive officers were forfeited in their entirety as a result of the Veronate Phase III clinical trial not meeting its primary endpoint and, accordingly, these stock options are not included in the Summary Compensation Table and Grants of Plan-Based Awards in Fiscal Year 2006.

Retention Program Effective April 2006

Shortly after the announcement of our Phase III clinical trial results in April 2006, and in anticipation of a significant reduction in our workforce, our Compensation Committee met to determine what incentive compensation programs would be appropriate to retain and motivate key employees as we re-aligned our operations and potentially redefined our strategy over a period of up to the next two years. Our Compensation Committee also solicited the input of its compensation consultant to provide guidance as to what might be acceptable retention incentives in light of our circumstances. After discussions with management and our Compensation Committee, the consultant proposed a retention incentive program for our executive officers valued at 1.25 times their existing base salary, which would consist largely of long-term incentives, including restricted stock, stock options, and cash, the total of which would vest annually at each of the first two anniversaries of the date of the adoption of the program. Our Compensation Committee introduced restricted stock primarily as a retention element as it could provide value to the executives, even if the market price of our common stock did not increase substantially in the near-term. The retention incentives provided to our named executive officers, which were approved by our Compensation Committee on April 24, 2006, are set forth in the following table:

		Restricted	Stock
Name	Cash Bonus	Stock Grants	Options

William D. Johnston	$90,125	119,560	55,000
Russell H. Plumb,	59,875	73,400	50,000
Joseph M. Patti,	59,875	80,120	35,000
David M. Wonnacott	48,000	82,560	30,000

The retention program provided for immediate vesting of the retention incentives if an executive officer was terminated by us other than for cause.

In September 2006, our Compensation Committee met again to evaluate the effectiveness of the retention incentive program, as certain key employees had voluntarily terminated their employment despite the previously adopted retention incentives and the value of the restricted stock and stock options previously granted had diminished, due to a falling stock price. Our Compensation Committee determined that in order to fulfill the original objectives of the retention incentive plan, certain adjustments were warranted. After discussing various alternatives with its compensation consultant and management, our Compensation Committee approved additional retention incentive awards that vest annually at each of the first two anniversaries of April 24, 2006 for the named executive officers as follows:

		Restricted
Name	Cash Bonus	Stock Grants

William D. Johnston	$27,875	34,422
Samuel Michini	—	40,000
Russell H. Plumb	19,125	22,869
Joseph M. Patti	19,125	22,869
David M. Wonnacott	19,000	22,916

The cash bonus portion is not listed on the Summary Compensation Table under non-equity incentive plan compensation as it was not vested as of December 31, 2006, and will be paid in two annual installments in April 2007 and 2008.

Our Compensation Committee was also concerned that the foregoing retention incentive program might not adequately compensate certain executive officers, particularly those whose employment would most likely terminate in connection with a transaction that represented an acquisition of the company or a change of control where the value of such a transaction may not be realized for several years after their termination. Therefore, our Compensation Committee decided to extend the post-termination exercise period in the event of a change of control to the greater of three years after termination of employment or the current expiration date for certain outstanding stock options of certain executive officers responsible for identifying and negotiating a value creation event so that they might be able to benefit from the transaction if their employment with us was terminated, other than for cause, in connection with such a transaction. The modifications affected the following number of stock options that were previously awarded:

Name	Exercise Price	Options

William D. Johnston	$1.90	252,102
William D. Johnston	2.05	55,000
Russell H. Plumb	1.90	60,926
Russell H. Plumb	2.05	50,000
Joseph M. Patti	1.90	126,051
Joseph M. Patti	2.05	35,000

Severance Arrangements

In contemplation of an anticipated change of control transaction, which ultimately did not occur, the Board determined that Dr. Johnston would not continue in his role as the President and Chief Executive Officer of the Company. Upon making that determination, Dr. Johnston was effectively terminated. Pursuant to his employment agreement under the change of control provisions, his termination was effective as of December 30, 2006, and he became entitled to 24 months of severance, bonuses and health insurance. Under the agreement, we or Dr. Johnston could terminate his employment at any time. If we terminate Dr. Johnston without cause, or he resigns for good reason, he will be entitled, subject to execution of a release of Inhibitex, to receive severance payments representing 18 months of base salary, cash incentive bonus and health and insurance benefits. In addition, if within one year after a change in control of Inhibitex (or in contemplation of a change in control that is reasonably likely to occur), Dr. Johnston is involuntarily terminated for any reason other than for cause, or resigns for good reason, he will be entitled, subject to his execution of a release of Inhibitex, to receive severance payments totaling 24 months of base salary, cash incentive bonus and health and insurance benefits. In addition, vesting of restricted stock and stock options to purchase shares of common stock held by Dr. Johnston would accelerate upon a change in control.

Other Compensation

Under our 401(k) Plan, we may provide a matching cash contribution to employee contributions. In 2006, we made matching contributions equal to 66.67% of an employee’s contributions to the 401(k) Plan, up to a maximum contribution equal to 6% of such employee’s annual salary. Executive officers are eligible to participate in the 401(k) Plan and receive matching contributions on the same basis as other participants. Our contributions with respect to executive officers totaled $52,568 in 2006.

Employee Stock Purchase Plan

Executive officers are eligible to participate in the 2004 Employee Stock Purchase Plan. This Plan is available to virtually all of our employees and generally permits participants to purchase shares at a discount of approximately 15% from the fair market value at the beginning or end of the applicable purchase period. In 2006, none of our executive officers participated in this plan.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its responsibilities, our Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 paid to certain individuals. We believe that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes. However, in certain situations, our Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. In this regard, for fiscal 2006, the amount of base salary in excess of $1,000,000 for any named executive officer was not deductible for federal income tax purposes.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not yet become effective, we believe we are operating in good faith compliance with the statutory provisions which were effective January 1, 2005. The Company does not have any nonqualified deferred compensation arrangements in place.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for share-based compensation for our long-term incentives, including stock option grants, restricted stock grants and stock awards, in accordance with the requirements of Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment”.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management and, based on such review and discussions, our Compensation Committee recommended that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     Michael A. Henos, Chairman
     M. James Barrett
     Carl E. Brooks
     Robert A. Hamm

The foregoing report of the Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, unless Inhibitex specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the fiscal year ended December 31, 2006 concerning compensation of (i) each individual serving as our principal executive officer during 2006, (ii) each individual who served as our principal financial officer during 2006, and (iii) our other three most highly compensated executive officers as of December 31, 2006, or the Named Executive Officers.

SUMMARY COMPENSATION TABLE

						Non-Equity
						Incentive
				Stock	Option	Plan	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($)(3)		($)

William D. Johnston, Ph.D.,	2006	360,500	131,250	299,485	337,352	—	1,199,107	(7)	2,327,694
President and Chief Executive Officer,(4)
Russell H. Plumb,	2006	239,500	61,200	67,347	121,688	—	12,793		502,528
President and Chief Executive Officer and Chief Financial Officer(5)
Joseph M. Patti, M.S.P.H., Ph.D.,	2006	239,500	52,300	120,029	174,576	—	15,849		602,254
Vice President, Research and Development and Chief Scientific Officer,
Samuel Michini,	2006	236,900	27,500	12,386	118,219	—	11,412		406,417
Vice President, Sales and Marketing
David M. Wonnacott, Ph.D.,	2006	239,604	45,200	205,455	51,487	—	394,758	(8)	936,504
Vice President, Quality and Regulatory Affairs(6)

(1)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes during 2006 for the fair value of restricted stock received by the named individuals, excluding the effects of estimates of forfeitures relating to service-based vesting conditions. The assumptions used to compute the fair value are disclosed in “Note 12, Share-Based Award Plans”, a footnote to our audited financial statements for the fiscal year ended December 31, 2006 included in the Annual Report on Form 10-K filed on March 16, 2007.

(2)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes during 2006 for the fair value of stock options received by the named individuals, excluding the effects of estimates of forfeitures relating to service-based vesting conditions. The assumptions used to compute the fair value are disclosed in “Note 12, Share-Based Award Plans”, a footnote to our audited financial statements for the fiscal year ended December 31, 2006 included in the Annual Report on Form 10-K filed on March 16, 2007.

(3)	Other compensation generally includes supplemental executive physical examinations, life and long-term disability insurance paid for by us on the employees’ behalf as well as our matching contributions to the executive’s 401(k) match in conjunction with the Company plan.

(4)	Dr. Johnston served as our President and Chief Executive Officer until December 29, 2006. The amount shown under “Salary” represents base salary paid to Dr. Johnston as President and Chief Executive Officer until such time.

(5)	Mr. Plumb was appointed President and Chief Executive Officer and Chief Financial Officer on December 30, 2006. On January 19, 2007, he entered into an Employment Agreement with us, effective as of December 30, 2006, which provides him a salary of $350,000 per year and pursuant to which he was granted 280,000 shares of restricted stock that vest over two years. Prior to the appointment Mr. Plumb served as Chief Financial Officer.

(6)	Dr. Wonnacott served as our Vice President, Quality & Regulatory Affairs until December 31, 2006.

(7)	Represents the following amounts paid on January 15, 2007 in connection with Dr. Johnston’s termination, effective as of December 29, 2006: (A) a lump sum payment of $1,050,500 representing twenty-four months salary, two years bonus and benefit expense; and (B) a payout of his cash retention package of $118,000.

(8)	Represents the following amounts paid on February 15, 2007 in connection with Dr. Wonnacott’s termination, effective as of December 31, 2006: (A) a lump sum payment of $302,200 representing 12 months salary, bonus and benefits expense; and (B) payout of his cash retention package of $79,000.

Grants of Plan-Based Awards in Fiscal Year 2006

The following table sets forth information concerning each grant of a plan-based award made during the fiscal year ended December 31, 2006 to each of our Named Executive Officers.

			All Other	All other
			Stock	Option			Grant
			Awards:	Awards:	Exercise		Date Fair
			Number of	Number of	or Base	Closing	Value of
			Shares of	Securities	Price of	Price of	Stock and
			Stock or	Underlying	Option	Option	Option
			Unit	Options	Awards	Awards	Awards
Name	Grant Date		(#)	(#)	($/Sh)	($/Sh)	($)(1)

William D. Johnston, Ph.D.,	4/24/2006	(2)	—	55,000	2.05	2.01	63,349
President and Chief Executive	4/24/2006	(3)	119,560	—	—	—	245,098
Officer(6)	9/5/2006	(4)	34,422	—	—	—	54,387
Russell H. Plumb,	4/24/2006	(2)	—	50,000	2.05	2.01	34,554
President and Chief Executive Officer	4/24/2006	(3)	73,400	—	—	—	150,470
and Chief Financial Officer(7)	9/5/2006	(4)	22,869	—	—	—	36,133
	12/18/2006	(5)	280,000	—	—	—	492,800
Joseph M. Patti, M.S.P.H., Ph.D.,	4/24/2006	(2)	—	35,000	2.05	2.01	40,313
Vice President, Research and	4/24/2006	(3)	80,120	—	—	—	164,246
Development and Chief Scientific	9/5/2006	(4)	22,869	—	—	—	36,133
Officer
Samuel Michini,	9/5/2006	(4)	40,000	—	—	—	63,200
Vice President, Sales and Marketing
David M. Wonnacott, Ph.D.,	4/24/2006	(2)	—	30,000	2.05	2.01	34,554
Vice President, Quality and Regulatory	4/24/2006	(3)	82,560	—	—	—	169,248
Affairs	9/5/2006	(4)	22,916	—	—	—	36,207

(1)	The amounts shown in this column represent the fair value for financial statement reporting purposes of awards received by the named individuals, excluding the effects of estimates of forfeitures relating to service-based vesting conditions. The assumptions used to compute the fair value are disclosed in “Note 12, Share-Based Award Plans” a footnote to our audited financial statements for the fiscal year ended December 31, 2006 included in the Annual Report on Form 10-K filed on March 15, 2007.

(2)	On April 24, 2006, stock options were granted to various employees, including certain Named Executive Officers, by our Compensation Committee at a meeting held on that date. The grants have an exercise price of $2.05 per share, which was the average of the high and low price of our stock on April 24, 2006, the date of grant. The options have a six-year term and vest 50% annually over two years on each anniversary of the date of grant.

(3)	On April 24, 2006, shares of restricted stock were granted to various employees, including certain Named Executive Officers by our Compensation Committee at a meeting held that same date. The grants vest 50% annually over two years on each anniversary of the date of grant.

(4)	On September 5, 2006, shares of restricted stock were granted to various employees, including Named Executive Officers by our Compensation Committee at a meeting held on that day. The grants vest 50% on April 24, 2007 and 50% on April 24, 2008.

(5)	On December 18, 2006, restricted stock was granted to Russell H. Plumb. The restricted grant was approved by our Compensation Committee at a meeting held on December 18, 2006. The stock grant vests 50% on January 1, 2008 and 50% on January 1, 2009.

(6)	Dr. Johnston served as our President and Chief Executive Officer until December 29, 2006.

(7)	Mr. Plumb was appointed President and Chief Executive Officer and Chief Financial Officer on December 30, 2006. Prior to the appointment Mr. Plumb served as Chief Financial Officer.

All stock awards granted to our Named Executive Officer contain a provision for acceleration of all unvested awards in the event of a change in control of the Company. Stock options for the Named Executive Officers include a provision that accelerates the vesting of such options in the event of death or disability. In addition, upon retirement, if the Named Executive Officer is at least 64 years old and has completed five years of service with the company, vesting is fully accelerated and the executive officer will have 24 months to exercise the options unless they otherwise would expire under their stated terms. If a Named Executive Officer leaves his employment with us for any reason other than death, disability or retirement (as described above), he may exercise vested awards for a period of three months from the date of termination. If terminated for cause, the stock award terminates or is returned to the Company . If employment is terminated as a result of the death or disability, the stock award may be exercised for a period of 12 months from such date (or until the award otherwise expires, if sooner). Unvested awards will be cancelled as of the date of termination.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth for each of our Named Executive Officers certain information regarding unexercised options and shares of restricted stock that have not vested for each of our Named Executive Officers as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
			Equity
			Incentive
			Plan
			Awards:				Market
	Number of	Number of	Number of			Number	Value of
	Securities	Securities	Securities			of Shares	Shares or
	Underlying	Underlying	Underlying			or Units of	Units of
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested(1)

William D. Johnston, Ph.D.,	31,513	—	—	$0.68	01/01/11	—	—
President and Chief	92,437	—	—	$1.90	12/30/09	—	—
Executive Officer(2)	84,034	—	—	$1.90	12/30/09	—	—
	39,490	—	—	$1.90	12/30/09	—	—
	36,141	—	—	$1.90	12/30/09	—	—
	11,933	—	—	$9.38	03/30/07	—	—
	11,933	—	—	$9.38	03/30/07	—	—
	5,967	—	—	$9.38	03/30/07	—	—
	5,555	—	—	$9.38	03/30/07	—	—
	13,353	—	—	$9.38	03/30/07	—	—
	11,025	—	—	$9.07	03/30/07	—	—
	313,975	—	—	$9.07	03/30/07	—	—
	6,654	—	—	$2.05	12/30/09	—	—
	48,346	—	—	$2.05	12/30/09	—	—

Russell H. Plumb,	10,504	—	—	$0.68	08/14/10	—	—
President and Chief Executive	2,627	—	—	$0.68	01/01/11	—	—
Officer and Chief Financial	33,614	—	—	$1.90	02/12/08	—	—
Officer(3)	12,606	—	—	$1.90	04/23/08	—	—
	11,030	3,676	—	$1.90	04/17/09	—	—
	7,354	7,352	—	$9.38	04/30/10	—	—
	13,476	27,799	—	$9.07	02/02/11	—	—
	4,024	24,701	—	$9.07	02/02/11	—	—
	—	50,000	—	$2.05	04/24/12	—	—
	—	—	—			376,269	$620,844

	Option Awards				Stock Awards
			Equity
			Incentive
			Plan
			Awards:				Market
	Number of	Number of	Number of			Number	Value of
	Securities	Securities	Securities			of Shares	Shares or
	Underlying	Underlying	Underlying			or Units of	Units of
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested(1)

Joseph M. Patti M.S.P.H., Ph.D.,	22,655	—	—	$0.29	05/01/10	—	—
Vice President, Research and	12,606	—	—	$0.68	01/01/11	—	—
Development and Chief	42,017	—	—	$1.90	02/12/08	—	—
Scientific Officer	42,017	—	—	$1.90	04/23/08	—	—
	31,513	10,504	—	$1.90	04/17/09	—	—
	610	608	—	$9.38	04/30/10	—	—
	8,236	9,453	—	$9.38	04/30/10	—	—
	23,125	48,279	—	$9.07	02/02/11	—	—
	1,966	19,130	—	$9.07	02/02/11	—	—
	—	8,714	—	$2.05	04/24/11	—	—
	—	26,286	—	$2.05	04/24/11	—	—
	—	—	—			102,989	$169,932

Samuel Michini,	11,835	35,502	—	$8.45	06/20/11	—	—
Vice President, Sales and	20,666	61,997	—	$8.45	06/20/11	—	—
Marketing	—	—	—			40,000	$66,000

David M. Wonnacott Ph.D.,	29,412	—	—	$1.90	03/30/07	—	—
Vice President, Quality and	9,454	—	—	$1.90	03/30/07	—	—
Regulatory Affairs	7,144	—	—	$9.38	03/30/07	—	—
	1,681	—	—	$9.38	03/30/07	—	—
	2,384	—	—	$9.07	03/30/07	—	—
	3,921	—	—	$9.07	03/30/07	—	—
	30,000	—	—	$2.05	03/30/07	—	—

(1)	Based on the closing market price of our common stock on December 29, 2006.

(2)	Dr. Johnston served as our President and Chief Executive Officer until December 29, 2006.

(3)	Mr. Plumb was appointed President and Chief Executive Officer on December 30, 2006. Prior to the appointment Mr. Plumb served as Chief Financial Officer.

Options Exercised and Stock Vested for 2006

The following table sets forth certain information regarding restricted stock that has vested for each of our Named Executive Officers as of December 31, 2006. None of our Named Executive Officers exercised any stock options during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on	Exercise	Acquired on	Vesting
Name and Principal Position	Exercise (#)	($)	Vesting (#)	($)(1)

William D. Johnston, Ph.D.,	—	—	153,982	254,072
President and Chief Executive Officer(2)
Russell H. Plumb,	—	—	—	—
President and Chief Executive Officer and Chief Financial Officer(3)
Joseph M. Patti, M.S.P.H., Ph.D.,	—	—	—	—
Vice President, Research and Development and Chief Scientific Officer
Samuel Michini,	—	—	—	—
Vice President, Sales and Marketing
David M. Wonnacott, Ph.D.,	—	—	105,476	174,035
Vice President, Quality and Regulatory Affairs

(1)	Based on the closing market price of our common stock on December 29, 2006.

(2)	Dr. Johnston served as our President and Chief Executive Officer until December 29, 2006.

(3)	Mr. Plumb was appointed President and Chief Executive Officer on December 30, 2006. Prior to the appointment Mr. Plumb served as Chief Financial Officer.

Employment Agreements

Russell H. Plumb.  Effective December 30, 2006, we entered into an employment agreement with Russell H. Plumb, our President, Chief Executive Officer and Chief Financial Officer, which amended and restated the prior agreement between us and Mr. Plumb. The agreement has an initial term of one year and automatically renews on its anniversary date for an additional one-year term unless employment is terminated in accordance with the agreement. The agreement provides for an annual base salary of $350,000, subject to annual increases as approved by our Compensation Committee, and health and insurance benefits. Mr. Plumb is also eligible for bonus and incentive compensation (including stock options and other equity-based awards) as established by the Compensation Committee, with a target bonus of up to 50% of base salary. Pursuant to the agreement, Mr. Plumb received 280,000 shares of restricted stock in December 2006.

Under the agreement, we or Mr. Plumb may terminate his employment at any time. If we terminate Mr. Plumb without cause, or he resigns for good reason, he will be entitled, subject to execution of a release in favor of Inhibitex, to receive severance payments representing 18 months of base salary, cash incentive bonus and health and insurance benefits. In addition, if within one year after a change in control of Inhibitex (or in contemplation of a change in control that is reasonably likely to occur), Mr. Plumb is involuntarily terminated for any reason other than for cause, or resigns for good reason, he will be entitled, subject to his execution of a release in favor of Inhibitex, to receive severance payments totaling 24 months of base salary, cash incentive bonus and health and insurance benefits. In addition, vesting of restricted stock and stock options to purchase shares of common stock held by Mr. Plumb would accelerate upon a change in control.

While employed by us and for a period equal to the greater of one year or the severance period, Mr. Plumb has agreed that he shall not directly or indirectly in the United States (i) render substantially similar services to any person or entity which competes with the Company; (ii) solicit for employment any person who was employed by us; or (iii) call on or solicit any of our customers or potential customers, with which we have had previous negotiations.

William D. Johnston.  Effective February 20, 2004, we entered into an employment agreement with William D. Johnston, who was then our President and Chief Executive Officer. The agreement had an initial term of one year and automatically renewed on its anniversary date for an additional one-year term unless employment is terminated in accordance with the agreement. The agreement provided for an annual base salary of $360,500 in 2006 and health and insurance benefits. Dr. Johnston was also eligible for bonus and incentive compensation (including stock options and other equity-based awards) as established by the Compensation Committee, with a target bonus of up to 50% of his base salary.

Dr. Johnston was terminated effective December 30, 2006 under the change of control provisions of his employment agreement. Under the circumstances of his termination, Dr. Johnston received severance payments totaling 24 months of salary and health and insurance benefits. In addition, the vesting of stock options to purchase shares of common stock and previously issued restricted stock held by Dr. Johnston was accelerated.

For a period of 24 months after his termination, Dr. Johnston is prohibited from directly or indirectly in the United States (i) rendering substantially similar services to any person or entity which competes with us; (ii) soliciting for employment any person who was employed by us; or (iii) calling on or soliciting any of our customers or a potential customer, with which we have had previous negotiations.

Other Named Executive Officer Employment Agreements.  On December 11, 2002, we entered into employment agreements with Dr. Patti and Dr. Wonnacott and on December 7, 2005 we entered into an employment agreement with Mr. Michini, Dr. Patti’s and Dr. Wonnacott’s agreements were amended and restated as of February 20, 2004 and the agreements with Dr. Patti and Mr. Michini were amended and restated again on February 26, 2007. Each of the employment agreements has an initial term of one year and will automatically renew on its anniversary date for an additional one-year term unless the respective officer’s employment is terminated in accordance with the agreement. Dr. Wonnacott’s employment with us was terminated effective December 31, 2006.

Each employment agreement provides for base salary, subject to annual increases as approved by the Compensation Committee, and health and insurance benefits. The current annual base salaries for Dr. Patti and Mr. Michini are $239,500 and $236,900, respectively. Dr. Wonnacott’s base salary for 2006 was $240,000. Each employment agreement also provides for bonus and incentive compensation incentives, including stock options and other equity-based compensation as established by the Compensation Committee, and a target annual cash incentive bonus of up to 30% of base salary for Mr. Michini and 35% for Dr. Patti.

Under these agreements, we, or any of these officers, may terminate his employment at any time. If we terminate the employment of any of these officers without cause, or he resigns for good reason, such officer will be entitled, subject to execution of a release of Inhibitex, to receive severance payments representing 12 months of salary and health and insurance benefits. In addition, if within one year after a change in control of Inhibitex (or in contemplation of a change in control that is reasonably likely to occur), the employment of any of these officers is involuntarily terminated for any reason other than for cause, or resigns for good reason, such officer will be entitled, subject to execution of a release of Inhibitex, to receive severance payments totaling 18 months of salary and health and insurance benefits. In addition, vesting of options to purchase shares of common stock held by such officers would accelerate upon a change in control.

While employed by us and for a period equal to the greater of one year or the severance period, these officers have agreed to not directly or indirectly in the United States (i) render substantially similar services to any person or entity which competes with us; (ii) solicit for employment any person who was employed by us; or (iii) call on or solicit any of our customers or potential customers, with which we have had previous negotiations from the Company.

2004 Stock Incentive Plan

The 2004 Stock Incentive Plan, or the Incentive Plan, provides for the grant of incentive stock options, or ISOs , non-statutory stock options, deferred stock units, restricted stock awards, dividend rights, stock appreciation rights, cash payments and other forms of stock-based compensation, which may be granted to employees, directors, contractors and consultants. Currently, approximately 31 persons are eligible for awards under the Incentive Plan. The Incentive Plan will terminate upon the earlier of its termination by our Compensation Committee or on December 31, 2013.

Shares Reserved.  Currently, awards may be made under the Incentive Plan for the issuance of up to 4,060,089 shares of common stock. As of March 31, 2007, 694,081 shares of common stock were reserved for issuance and 2,924,478 stock options to purchase common stock and restricted shares were outstanding under the Incentive Plan. In addition, shares subject to stock awards granted under our Amended and Restated 1998 Equity Ownership Plan and the 2002 Non-Employee Directors Plan that expire, are forfeited or otherwise terminate without being exercised, will be available for re-issuance under the Incentive Plan. When a stock award expires, is settled in cash or is terminated before it is exercised or shares are not issued or are withheld upon the exercise of a stock award, the shares not acquired, not issued or withheld pursuant to the stock awards shall again become available for issuance under the Incentive Plan. Similarly, any shares tendered to pay an exercise price or withheld in satisfaction of tax obligations shall again become available for issuance under the Incentive Plan.

Administration and Exercise Price.  Our Compensation Committee administers the Incentive Plan. Our Compensation Committee may delegate authority to perform certain functions under the Incentive Plan to the executive officers. Subject to the terms of the Incentive Plan, our Compensation Committee determines recipients, the numbers and types of equity awards to be granted, any applicable performance goals and the terms and conditions of the equity awards. Our Compensation Committee determines the exercise price of option grants, the purchase price for rights to purchase restricted stock and the strike price for stock appreciation rights.

Non-Employee Directors.  Pursuant to the terms of the Incentive Plan, each person who is elected for the first time to be a non-employee director will be granted an option to purchase 20,000 shares of common stock. Subsequently, each non-employee director will be granted an option to purchase 7,500 shares of common stock on February 1 of each year (18,000 shares in the case of the Chairman of the Board), provided, however, that each non-employee director who has been a non-employee director for less than 12 months at February 1 will receive an annual grant that has been pro-rated from the date of commencement of service as a non-employee director.

Vesting and Term.  Stock awards granted under the Incentive Plan to employees to date generally vest annually over one to four years. Annual stock awards under the Incentive Plan to non-employee directors will vest in their entirety on the first anniversary of the date of grant and initial grants to directors upon joining the Board will vest over three years after the date of grant at the rate of 33% for each completed year of service. The vesting and term of each stock award are set by the Compensation Committee, provided that no term can exceed ten years from the date of grant.

Transferability.  Subject to certain exceptions, each of the awards under the Incentive Plan may not be transferred other than by will or by the laws of descent and distribution. However, a participant may designate a beneficiary who may exercise the rights under the stock-based award following the participant’s death. Our Compensation Committee, in its discretion, may provide for the transfer of stock awards granted under the Incentive Plan to certain trusts and partnerships for the benefit of or held by immediate family members of the participant.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or the Compensation Committee of any entity that has one or more executive officers who serve on our Board or our Compensation Committee. None of the members of our Compensation Committee has ever been an employee.

DIRECTOR COMPENSATION

Directors who are not employees typically receive an annual retainer of $25,000. In addition to the foregoing retainer, the chairman of our Board of Directors, chairman of our Audit Committee, chairman of our Compensation Committee and chairman of our Nominating and Corporate Governance Committee each receive annual retainers of $20,000, $7,500, $5,000 and $5,000, respectively. Other non-employee directors who serve on one or more committees of the Board receive an additional $2,500 for each committee on which they serve. In the event that any committee member participates in more than four meetings of such committee in a year, such committee member, except for the chairman, is entitled to receive $500 for each additional meeting he or she attends. In May of 2006, the Board of Directors, in order to preserve our cash resources, voted to receive 150% of their annual retainers for the two year period ending June 2008 in restricted shares in lieu of their normal cash payment. These shares will vest 100% on June 30, 2008.

Each non-employee director is also eligible to participate in the Incentive Plan, pursuant to which upon his or her election to the Board, he or she is entitled to an initial option grant to purchase 20,000 shares of common stock. Each director is also entitled to annual option grants to purchase 7,500 shares of common stock, provided that the chairman of the Board is entitled to an annual option grant to purchase 18,000 shares of common stock. All of the non-employee directors are reimbursed for out-of-pocket expenses incurred in attending board and committee meetings.

The table below summarizes the compensation received by our directors during 2006.

DIRECTOR COMPENSATION TABLE

					Change in
					Pension
	Fees				Value and
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Name	($)	($)(1)(4)	($)(2)(5)	($)	Earnings	($)	Total ($)

M. James Barrett, Ph.D.(3)	23,500	28,382	35,631	—	—	—	87,513
Carl E. Brooks	24,000	28,382	35,892	—	—	—	88,274
Robert A. Hamm	18,750	24,668	61,426	—	—	—	104,844
Michael A. Henos	37,500	52,385	86,742	—	—	—	176,627
Russell M. Medford, M.D., Ph.D.	21,000	24,668	42,526	—	—	—	88,194
Marc L. Preminger, FSA, MAAA	24,375	33,288	53,496	—	—	—	111,159
Louis W. Sullivan	25,375	30,239	53,496	—	—	—	109,110
A. Keith Willard	20,625	26,525	53,567	—	—	—	100,717

(1)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes during 2006 for the fair value of unvested restricted stock received by the named individuals. The assumptions used to compute the fair value are disclosed in “Note 12, Share-Based Award Plans” a footnote to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Annual Report on Form 10-K filed on March 15, 2007. In 2006, Messrs. Barrett, Brooks,

Hamm. Medford, Preminger, Sullivan, and Willard each received the following restricted stock grants for director retention and in lieu of receiving annual cash retainers from June 2006 to June 2008:

		Grant Date
		Fair Value
Name	Shares	($)

M. James Barrett, Ph.D.	60,992	109,551
Carl E. Brooks	60,992	109,551
Robert A. Hamm	52,493	94,550
Michael A. Henos	109,986	198,875
Russell M. Medford, M.D., Ph.D.	52,493	94,550
Marc L. Preminger, FSA, MAAA	70,241	126,825
Louis W. Sullivan	65,241	117,050
A. Keith Willard	56,742	102,050

(2)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes during 2006 for the fair value of unvested stock options received by the named individuals. The assumptions used to compute the fair value are disclosed in “Note 12, Share-Based Award Plans” a footnote to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Annual Report on Form 10-K filed on March 15, 2007. In 2006, Messrs. Barrett, Brooks, Hamm. Medford, Preminger, Sullivan, and Willard each received stock options to purchase 7,500 shares of our common stock with a grant date fair value of $36,812 and Mr. Henos received stock options to purchase 18,000 shares of our common stock with a grant date fair value of $88,349.

(3)	Mr. Barrett’s cash fees are paid directly to New Enterprise Associates.

(4)	Restricted stock awards were granted in lieu of directors’ annual cash retainer for the period of June 2006 to June 2008 at a rate of 150% of their annual retainers in lieu of their normal cash payments. These shares will vest 100% on June 30, 2008.

(5)	The following table sets forth the aggregate number of shares of common stock underlying option awards outstanding at December 31, 2006:

Name	Shares

M. James Barrett, Ph.D.	13,500
Carl E. Brooks	35,432
Robert A. Hamm	27,500
Michael A. Henos	36,000
Russell M. Medford, M.D., Ph.D.	43,666
Marc L. Preminger, FSA, MAAA	30,695
Louis W. Sullivan	31,195
A. Keith Willard	27,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to Inhibitex with respect to the beneficial ownership of common stock as of March 1, 2007 (except as indicated below), by:

•	each person or group of affiliated persons known to be the beneficial owner of more than 5% of the Company’s common stock (with respect to certain of such stockholders, information is presented as of December 31, 2006) based on information furnished to us on by officers and directors and information obtained from filings on Schedule 13D or Schedule 13G;

•	each of the directors and nominees;

•	each of the Named Executive Officers; and

•	all directors and executive officers as a group.

The column entitled “Percentage of Shares of Common Stock Beneficially Owned” is based on shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after March 1, 2007 are included for that person or group, but not the stock options or warrants of any other person or group.

Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.

		Percentage of
		Shares of
		Common Stock
Beneficially Owned	Shares Held	Beneficially Owned

5% or greater stockholders:
Entities affiliated with New Enterprise Associates(1)	7,330,786	23.3
T. Rowe Price Small-Cap Value Fund Inc.(2)	3,193,063	10.4
QVT Financial L.P.(3)	2,732,600	8.9
Named Executive Officers and Directors:
Samuel Michini(4)	32,501	*
Joseph M. Patti, M.S.P.H., Ph.D.(5)	268,508	*
Russell H. Plumb(6)	160,802	*
M. James Barrett, Ph.D.(7)	7,330,786	23.3
Carl E. Brooks(8)	62,348	*
Robert A. Hamm(9)	14,167	*
Michael A. Henos(10)	3,068,768	10.0
William D. Johnston, Ph.D.(11)	978,824	3.1
Russell M. Medford, M.D., Ph.D.(12)	43,666	*
Marc L. Preminger(13)	32,195	*
Louis W. Sullivan(14)	31,195	*
A. Keith Willard(15)	14,167	*
All current executive officers and directors as a group (12 persons)(16)	12,037,927	36.4

*	Represents beneficial ownership of less than one percent of the Company’s common stock.

(1)	Includes 5,140,482 shares and 414,693 shares issuable under warrants beneficially owned by New Enterprise Associates 10, Limited Partnership and 1,355,470 shares and 406,641 shares issuable under warrants beneficially owned by New Enterprise Associates 11, Limited Partnership and 13,500 issuable upon the exercise of stock options exercisable within 60 days of March 1, 2007. NEA Partners 10, Limited Partnership is the general partner of New Enterprise Associates 10, Limited Partnership. NEA 11 GP, L.L.C. is the general partner of NEA Partners 11, Limited Partnership which is the sole general partner of New Enterprise Associates 11, Limited Partnership. Each of Stewart Alsop, M. James Barrett, Peter J. Barris, Nancy L. Dorman, C. Richard Kramlich, Thomas C. McConnell, Peter T. Morris, Charles W. Newhall III, Mark W. Perry, Scott D. Sandell and Eugene A. Trainor III, as a general partner of NEA Partners 10, Limited Partnership and as a manager of NEA 11 GP, L.L.C. may be deemed to have shared voting and dispositive power over the shares held by New Enterprise Associates 10, Limited Partnership and New Enterprise Associates 11, Limited Partnership, and disclaims beneficial ownership of these shares except to the extent of his or her pecuniary interest therein. Each of New Enterprise Associates 10, Limited Partnership, and New Enterprise Associates 11, Limited Partnership is located at 1119 St. Paul Street, Baltimore, Maryland 21202.

(2)	Includes 2,981,782 shares and 211,281 shares issuable under warrants beneficially owned by T. Rowe Price Associates, Inc. (“T. Rowe Price Associates”). T. Rowe Associates serves as investment adviser with power to direct investments and/or sole power to vote the shares owned by T. Rowe Price Small-Cap Value Fund, Inc., as well as shares owned by certain other individual and institutional investors. T. Rowe Price Associates may be deemed to be the beneficial owner of all of the shares listed above; however, T. Rowe Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. T. Rowe Price Associates is a wholly owned subsidiary of T. Rowe Price Group, Inc., which is a publicly traded financial services holding corporation, is located at 100 E. Pratt Street, Baltimore, MD 21202. This information was obtained from a Schedule 13G filed by T. Rowe Price Associates as of December 31, 2006.

(3)	Includes 2,732,600 shares beneficially owned by QVT Financial LP, a Delaware limited partnership (“QVT Financial”), its general partner, QVT Financial GP LLC, a Delaware limited liability company, QVT Fund LP, a Cayman Islands limited partnership (the “Fund”), and its general partner, QVT Associates GP LLC, a Delaware limited liability company. The principal executive offices of QVT Financial, QVT Financial GP LLC and QVT Associates GP LLC are located at 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. Fund’s registered address is c/o Walkers SPV, Walkers House, P.O. Box 908GT, Mary Street, George Town, Grand Cayman, Cayman Islands. Daniel Gold, Lars Bader, Nicholas Brumm and Tracy Fu (the “Covered Persons”) are the managing members of QVT Financial GP LLC and QVT Associates GP LLC. This information was obtained from a Schedule 13G filed by such persons as of December 31, 2006.

(4)	Represents 32,501 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2007.

(5)	Includes 34,600 shares and 233,908 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2007.

(6)	Includes 19,391 shares and 141,411 shares issuable upon the exercise of stock options exercisable within 60 days of March 28, 2007.

(7)	Includes 13,500 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2007. Dr. Barrett is a general partner of NEA Partners 10, Limited Partnership, the general partner of New Enterprise Associates 10, Limited Partnership and a manager of NEA 11 GP, L.L.C. the general partner of NEA Partners 11, Limited Partnership, the general partner of New Enterprise Associates 11, Limited Partnership. In such capacities, he may be deemed to have voting and dispositive power with respect to the 5,140,482 shares and 414,693 shares issuable under warrants beneficially owned by New Enterprise Associates 10, Limited Partnership and the 1,355,470 shares and 406,641 shares issuable under warrants beneficially owned by New Enterprise Associates 11, Limited Partnership. Dr. Barrett disclaims beneficial ownership of the shares held by each of New Enterprise Associates 10, Limited Partnership and New Enterprise Associates 11, Limited Partnership, except to the extent of his proportionate pecuniary interest therein.

(8)	Includes 26,916 shares and 35,432 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2007.

(9)	Represents 14,167 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2007.

(10)	Includes 12,158 shares owned directly and 44,000 shares owned by Claudia Henos and 13,200 shares issuable under warrants and 36,000 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2007. In addition, Mr. Henos is a managing general partner of Alliance Technology Ventures, L.P., ATV/GP Parallel Fund, L.P. and ATV/MJF Parallel Fund, L.P., a manager of Alliance Associates II, L.L.C., the general partner of Alliance Technology Ventures II, L.P. and ATV II Affiliates Fund, L.P. and a manager of ATV III Partners, L.L.C., the general partner of Alliance Technology Ventures III, L.P. and ATV III Affiliates Fund, L.P. In such capacity, he may be deemed to have voting and dispositive power with respect to the 642,480 shares beneficially owned by Alliance Technology Ventures, L.P.; 178,024 shares beneficially owned by ATV/GP Parallel Fund, L.P.; 48,689 shares beneficially owned by ATV/MJF Parallel Fund, L.P.; 736,771 shares and 15,996 shares issuable under warrants beneficially owned by Alliance Technology Ventures II, L.P.; 1,230,460 shares and 74,471 shares issuable under warrants beneficially owned by Alliance Technology Ventures III, L.P.; 21,578 shares and 495 shares issuable under warrants beneficially owned by ATV II Affiliates Fund, L.P.; and 13,323 shares and 1,123 shares issuable under warrants beneficially owned by ATV III Affiliates Fund, L.P. Mr. Henos disclaims beneficial ownership of the shares held by this fund, except to the extent of his proportionate pecuniary interest therein.

(11)	Includes 46,026 shares owned by Susan D. Johnston, 220,442 shares owned by Dr. Johnston directly and 712,356 shares issuable upon the exercise of stock options held by Dr. Johnston that are exercisable within 60 days of March 1, 2007.

(12)	Represents 43,666 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2007.

(13)	Includes 1,500 shares and 30,695 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2007.

(14)	Represents 31,195 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2007.

(15)	Represents 14,167 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2007.

(16)	Includes 9,770,310 shares of common stock, 926,619 shares issuable under warrants and 1,338,998 shares issuable upon the exercise of stock options.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, information about our equity compensation plans that have been approved by our stockholders, including the number of shares of our common stock exercisable under all outstanding options, the weighted-average exercise price of all outstanding options and the number of shares available for future issuance under our equity compensation plans. We do not have any equity compensation plans that have not been approved by our stockholders.

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a)

Equity Compensation Plans Approved by Stockholders	3,066,967	$4.48	694,081
Equity Compensation Plans Not Approved by Stockholders	13,972	0.36	n/a

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than employment agreements and other arrangements that are described in “Executive Compensation”, since January 1, 2006, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which the Company was or will be a party where the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of the Company’s capital stock or any member of their immediate family had or will have a direct or indirect material interest. It is the policy of the Board that any and all future transactions between the Company and its executive officers, directors and holders of 5% or more of any class of capital and their affiliates, are approved by the Audit Committee and by a majority of the Board, including a majority of the independent and disinterested members of the Board, and are on terms no less favorable to the Company than those that it could obtain from unaffiliated third parties.

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that Messrs. Brooks, Hamm, Henos, Preminger and Willard and Drs. Barrett and Sullivan, representing a majority of the Board, are independent under the standards of independence applicable to companies traded on the Nasdaq Global Market (“Nasdaq”). In addition, as required by Nasdaq, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, although members of the Board have recused themselves, and the Board reserves the right to continue to have the right to seek the recusal of any Board member from particular Board discussion and deliberation, in respect of any particular issue in which it perceives there may be a conflict of interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees accrued by Inhibitex for audit and other services provided by Ernst & Young LLP for fiscal 2005 and 2006.

	2005	2006

Audit Fees(1)	$357,500	$342,500
Audit-Related Fees	—	30,300
Tax Fees	8,000	—

Total	$365,500	$372,800

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s financial statements and review of its quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Inhibitex paid no other fees to Ernst & Young LLP during fiscal 2005 and fiscal 2006. The Audit Committee has adopted a pre-approval policy with respect to any fees that may be paid to the Company’s independent registered public accounting firm and, therefore, approves in advance all fees paid to Ernst & Young LLP.

Pursuant to the Company’s pre-approval policy, on an annual basis, the Audit Committee specifically reviews and pre-approves the audit services to be performed by the independent auditors, along with the associated fees. Prior to the end of each fiscal year, management provides to the Audit Committee a list of other services that it anticipates requiring of its independent registered public accounting firm in the following year, along with estimates of the costs of these services. The Committee subsequently considers the general pre-approval of these services and their costs. All other services are pre-approved by the Audit Committee in accordance with applicable requirements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inhibitex, Inc.

By:	/s/ Russell H. Plumb
Russell H. Plumb
President, Chief Executive Officer,
Chief Financial Officer, Secretary and
Treasurer

Date: April 30, 2007

Signature	Title	Date

/s/ Russell H. Plumb Russell H. Plumb	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 30, 2007

/s/ Michael A. Henos Michael A. Henos	Chairman of the Board of Directors	April 30, 2007

/s/ M. James Barrett, Ph.D. M. James Barrett, Ph.D.	Director	April 30, 2007

/s/ Carl E. Brooks Carl E. Brooks	Director	April 30, 2007

/s/ A. Keith Willard A. Keith Willard	Director	April 30, 2007

/s/ Russell M. Medford, M.D., Ph.D. Russell M. Medford, M.D., Ph.D.	Director	April 30, 2007

/s/ Robert A. Hamm Robert A. Hamm	Director	April 30, 2007

/s/ William D. Johnston, Ph.D. William D. Johnston, Ph.D.	Director	April 30, 2007

/s/ Marc L. Preminger Marc L. Preminger	Director	April 30, 2007

/s/ Louis W. Sullivan, M.D. Louis W. Sullivan, M.D.	Director	April 30, 2007