Form 10-Q
period 2007-03-31
INHIBITEX, INC.
filed 2007-05-10
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 3, 2007, 30,881,615 shares of the Registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,502,941	$19,681,861
Short-term investments	41,059,452	41,676,223
Prepaid expenses and other current assets	1,088,467	1,002,810
Accounts receivable	2,671,428	332,669

Total current assets	63,322,288	62,693,563
Property and equipment, net	3,259,909	3,530,796

Total assets	$66,582,197	$66,224,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$860,165	$629,249
Accrued expenses	5,697,554	7,392,210
Current portion of notes payable	312,500	833,333
Current portion of capital lease obligations	795,242	816,184
Current portion of deferred revenue	1,566,667	191,667
Other current liabilities	152,728	152,728

Total current liabilities	9,384,856	10,015,371
Long-term liabilities:
Notes payable, net of current portion	937,500	625,000
Capital lease obligations, net of current portion	639,249	829,871
Deferred revenue, net of current portion	500,000	537,500
Other liabilities, net of current portion	1,100,892	1,139,599

Total long-term liabilities	3,177,641	3,131,970

Total liabilities	12,562,497	13,147,341
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2007 and December 31, 2006; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at March 31, 2007 and December 31, 2006; 30,598,098 and 30,278,135 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	30,598	30,278
Warrants	7,377,678	11,517,743
Additional paid-in capital	218,824,816	214,204,588
Deficit accumulated during the development stage	(172,213,392)	(172,675,591)

Total stockholders’ equity	54,019,700	53,077,018

Total liabilities and stockholders’ equity	$66,582,197	$66,224,359

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

			Period from
			Inception
			(May 13, 1994)
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007
Revenue:
License fees and milestones	$412,500	$37,500	$1,725,000
Collaborative research and development	250,000	125,000	3,749,455
Grants and other revenue	6,000	165,387	788,051

Total revenue	668,500	327,887	6,262,506
Operating expense:
Research and development	1,566,574	7,426,552	134,779,249
General and administrative	1,306,158	2,766,453	38,129,876

Total operating expense	2,872,732	10,193,005	172,909,125

Loss from operations	(2,204,232)	(9,865,118)	(166,646,619)
Other income, net	1,945,592	58,460	3,663,250
Interest income, net	720,839	824,883	7,152,040

Net income (loss)	462,199	(8,981,775)	(155,831,329)
Dividends and accretion to redemption value of redeemable preferred stock	—	—	(16,382,063)

Net income (loss) attributable to common stockholders	$462,199	$(8,981,775)	$(172,213,392)

Basic net income (loss) per share	$0.02	$(0.30)

Diluted net income (loss) per share	$0.01	$(0.30)

Weighted average shares used to compute basic net income (loss) per share	30,505,516	30,233,142

Weighted average shares used to compute diluted net income (loss) per share	31,062,147	30,233,142

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			Inception
			(May 13, 1994)
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities:
Net income (loss)	$462,199	$(8,981,775)	$(155,831,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	269,349	488,235	10,048,532
Share-based compensation	477,394	333,477	4,273,076
Loss on sale of equipment	1,538	—	102,546
Amortization of investment premium or discount	(365,381)	74,147	(26,278)
Forgiveness of receivables from stockholders	—	—	28,695
Amortization of warrants and discount on debt	—	—	176,477
Stock issued for interest	—	—	126,886
Cumulative effect of change in accounting principle	—	(58,460)	41,040
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(85,657)	431,184	(1,088,467)
Accounts receivable	(2,338,759)	(238,505)	(2,671,428)
Accounts payable and other liabilities	192,209	607,244	2,113,785
Accrued expenses	(1,694,656)	(1,684,430)	5,697,554
Deferred revenue	1,337,500	(37,500)	2,066,667

Net cash used in operating activities	(1,744,264)	(9,066,383)	(134,942,244)

Cash flows from investing activities:
Purchases of property and equipment	—	(225,249)	(8,963,041)
Purchases of short-term investments	(18,667,848)	(5,693,006)	(233,171,772)
Proceeds from maturities of short-term investments	19,650,000	15,460,000	192,138,598

Net cash provided by (used in) investing activities	982,152	9,541,745	(49,996,215)

Cash flows from financing activities:
Proceeds from promissory notes, notes payable and related warrants	—	—	5,513,492
Payments on promissory notes and capital leases	(419,897)	(640,387)	(7,276,947)
Proceeds from bridge loan and related warrants	—	—	2,220,000
Net proceeds from the issuance of preferred stock and warrants	—	—	81,788,868
Proceeds from the issuance of common stock, net of issuance costs	3,089	44,402	121,195,987

Net cash (used in) provided by financing activities	(416,808)	(595,985)	203,441,400

(Decrease) increase in cash and cash equivalents	(1,178,920)	(120,623)	18,502,941
Cash and cash equivalents at beginning of period	19,681,861	33,842,937	—

Cash and cash equivalents at end of period	$18,502,941	$33,722,314	18,502,941

Supplemental cash flow information:
Interest paid	$38,650	$65,844	$1,321,162
Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	—	—	4,447,946
Conversion of bridge loans and interest payable into preferred stock	—	—	2,124,576
Preferred stock dividends and accretion of preferred stock to redemption value	—	—	16,382,063
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
The Company has incurred operating losses in each year since its inception, and notwithstanding the operating results of the first quarter of 2007, expects such annual losses to continue for the foreseeable future. These losses have largely been the result of research and development expenses related to advancing the Company’s clinical-stage product candidates, both of which were based upon the Company’s proprietary MSCRAMM protein platform. The Company’s lead product candidate, Veronate®, which was the subject of a pivotal Phase III clinical trial that concluded in 2006 and failed to meet its primary endpoint. Veronate had been in development to prevent hospital-associated infections in very low birth weight infants. Aurexis, the Company’s second clinical stage product candidate, has completed one Phase II clinical trial and is being developed to treat, in combination with antibiotics, serious life-threatening Staphylococcus aureus (S. aureus) bloodstream infections in hospitalized patients. The Company has also licensed the rights to use its MSCRAMM protein platform to Wyeth for use in the development of staphylococcal vaccines and to 3M Company for use in developing diagnostics applications.
In light of the unfavorable results of its Veronate Phase III trial reported in April 2006, over the past year the Company has reduced its work-force, discontinued the development of Veronate, and adopted a strategy to pursue antiviral pre-clinical or clinical-stage development opportunities beyond its proprietary MSCRAMM protein platform through in-licensing, acquisition or merger. The Company postponed the initiation of any additional clinical trials of Aurexis pending the outcome of these strategic activities and now intends to further leverage or monetize its MSCRAMM platform through licenses, collaborations or other transactions.
In April 2007, the Company announced that it had entered into an agreement to acquire FermaVir Pharmaceuticals, Inc. (“FermaVir”), which is developing pre-clinical stage antiviral compounds for the treatment of shingles and the prevention or treatment of cytomeglavirus (“CMV”). The transaction is structured as a stock-for-stock tax-free merger, requires the approval of the shareholders of both Inhibitex and FermaVir, and is anticipated to close in July or August 2007. The Company intends to in-license or acquire additional antiviral development programs to expand its emerging antiviral pipeline.
The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, or through future equity and/or debt financings, or proceeds from potential future collaborations or partnerships. The Company’s ability to continue its operations is dependent, in the near term, upon managing its cash resources, successfully developing its product candidates, entering into in-licensing, collaboration or partnership agreements, executing future financings or transactions and ultimately, upon achieving profitable operations. There can be no assurance that additional funds will be available on terms acceptable to the Company or that the Company will ever become profitable.
The Company reclassified the expense line items of research and development expense and general and administrative expense to conform to the current year presentation as required under U.S. GAAP.
2. Summary of Significant Accounting Policies
The accompanying unaudited condensed financial statements for the three months ended March 31, 2007 and 2006 should be read in conjunction with financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) on March 16, 2007. The Company’s significant accounting policies have not changed since December 31, 2006, except as outlined below:
Income Taxes. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the adoption of Interpretation No. 48. Please see Note 9.
Recent Accounting Pronouncements. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures in regards to fair value measurements contained in the financial statements. The new standard is not expected to have any effect on the Company’s financial position or results of operations. SFAS No. 157 will become effective for the Company as of the first quarter of 2008.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The new standard is not expected to have any effect on the Company’s financial position or results of operations
3. Net Income Per Share
The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding (commonly and hereinafter referred to as common stock equivalents). Common stock equivalents consist of common shares issuable upon the exercise of stock options, warrants, and non-vested restricted shares. For diluted net income or net loss per share common stock equivalents are excluded from the calculation of diluted net income or net loss per share if their effect is anti-dilutive.
The following table sets forth the computation of historical basic and diluted net income or net loss per share:

	Three Months Ended
	March 31,
	2007	2006
Net income (loss) available for common stockholders	$462,199	$(8,981,775)

Weighted average common shares outstanding used to compute basic earnings per share	30,505,516	30,233,142
Dilutive effect of:
Stock options and restricted stock	551,419	—

Warrants	5,212	—

Shares used to compute diluted earnings per share	31,062,147	30,233,142

Basic net income (loss) per share	$0.02	$(0.30)

Diluted net income (loss) per share	$0.01	$(0.30)

Number of antidilutive stock options and restricted stock excluded from computation	2,510,798	2,347,528
Number of antidilutive warrants excluded from computation	2,602,823	3,800,143
4. Share-Based Award Plans
The Company has two share-based award plans, one of which has shares reserved for future share-based awards. For the three months ended March 31, 2007 and 2006, the Company recorded share-based compensation expense related to grants from this plan of $477,394 and $333,477, or $0.02 and $0.01 basic and fully diluted per share. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three months ended March 31, 2007 and 2006.
Stock Options
The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
Weighted average risk-free interest rate	4.83%	4.51%
Dividend yield	—	—
Expected weighted average volatility	.76	.70
Expected weighted average life of options (years)	4.0	4.0
Weighted average fair value of options granted	$0.91	$5.79
The risk-free rate interest rate is based on the contractual life of the option and the corresponding U.S. Treasury bond, which in most cases is the U.S. five year Treasury bond. The expected term of stock options granted is derived from actual and forecasted option behavior and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise patterns and future employee terminations to determine expected life and forfeitures. Expected volatility is based on historical volatilities from the Company’s publicly traded stock.

				Aggregate
		Weighted Average	Weighted-Average	Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Stock Options	Per Option	Term	($000)
Balance at December 31, 2006	2,081,054	$5.35
Granted	78,000	1.62
Exercised	(1,681)	0.68
Forfeited or expired	(470,351)	8.06

Balance at March 31, 2007	1,687,022	$4.42	3.29	$189

The weighted-average fair value of stock options granted during the three month period ended March 31, 2007 was $0.91 based on their respective date of grant. As of March 31, 2007 there was $1,690,677 of total unrecognized share-based compensation expense related to non-vested stock option awards, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 1.38 years.
Restricted Stock
A summary of the Company’s unvested restricted stock as of March 31, 2007 is presented below:

		Weighted-
		Average
		Grant
		Date Fair
Restricted Stock	Shares	Value
Balance at December 31, 2006	1,659,157	$1.87
Granted	35,377	1.59
Released	(315,989)	1.95
Forfeited	(3,350)	2.05

Balance at March 31, 2007	1,375,195	$1.84

As of March 31, 2007 there was $1,545,575 of total unrecognized share-based compensation expense related to unvested restricted stock granted, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 1.24 years.
5. License Fees and Collaborative Research and Support
In January 2007, the Company entered into an exclusive worldwide license and commercialization agreement with 3M Company ("3M") for the development of various diagnostic products using its MSCRAMM protein platform. Under the terms of the agreement, the Company granted 3M exclusive global licenses to use MSCRAMM protein intellectual property in the development of diagnostic products in exchange for license fees, future milestone payments, financial support of future research and development activities and royalty payments on net product sales. The development, manufacture and sale of any products resulting from the collaboration are the responsibility of 3M. The Company may terminate this agreement if 3M fails to use certain reasonable commercial efforts to bring related products to the market. 3M may terminate the agreement, without cause upon three month written notice, upon payment of all license fees, development support for the calendar year, reimbursement of certain patent expenses, and any other amounts potentially due upon the termination of the agreement. Either party may terminate the agreement for cause upon providing two months written notice. Otherwise, this agreement will terminate upon the expiration of all licensed patents. Under the agreement, the Company is entitled to receive the following: (i) non-refundable license fees of $3.0 million, of which $1.75 million is due within 60 days and the balance in the first quarter of 2008, (ii) $1.0 million in development support payments over the next two years, (iii) milestone payments on the first commercial sale of each (a) diagnostic product that targets detect organisms in the MSCRAMM protein platform, (iv) a tiered royalty based on net sales of diagnostic products, and (v) reimbursement of certain patent expenses related to licensed MSCRAMM proteins. The Company is obligated to provide support to 3M pursuant to a mutually agreed-upon development and collaboration plan for a period of at least two years. As pursuant to the agreement, the Company will amortize the non-refundable license fees of $3.0 million over the length of the obligation to provide service, which is two years of collaborated support on a straight-line basis. Collaborated support fees will be amortized over the period the services are provided on a straight-line basis.
6. Contingency
On February 7, 2007, an arbitrator ruled that the Company was liable to Nabi Biopharmaceuticals, Inc. (“Nabi”) for cancellation payments and restitution in the aggregate amount of approximately $4.5 million as a result of the Company’s termination of a contract manufacturing agreement with Nabi during 2006. The Company incurred a charge of $4.5 million in 2006 as a result of the arbitration ruling. The ruling required the Company to make this payment to Nabi within 30 days of the arbitrator’s decision, which was March 9, 2007, or incur interest at a rate of 9% per annum from March 9, 2007. The Company has not paid any of the amounts due to Nabi and such amounts have accrued interest, as the Company is evaluating all of its options in this matter and has sought to have the arbtirator’s ruling set aside.
7. Other Income
During the three months ended March 31, 2007, the Company recognized other income in the amount of $1.9 million as a result of the sale of excess raw material related to the manufacture of Veronate. The Company expects to receive the proceeds from this sale in the second quarter of 2007.
8. Notes Payable
In December 2004, the Company entered into an interest-free, $2.5 million note payable with a local development authority for laboratory-related leasehold improvements at the Company’s research and headquarters facility. Beginning in October 2005, the Company made the first of 16 equal quarterly installments of principal of $208,333. On March 15, 2007, the note payable was amended such that the remaining balance of $1,250,000 will be paid in 16 equal quarterly installments of $78,125 over a four year period beginning April 1, 2007.

As of March 31, 2007, and December 31, 2006, $1,250,000 and $1,458,333 were outstanding under this note payable, respectively.
Future minimum payments due under notes payable as of March 31, 2007 are as follows:

Year Ending December 31,
2007	$234,375
2008	312,500
2009	312,500
2010	312,500
2011	78,125

Total future payments	$1,250,000

9. Income Taxes
The Company files a U.S. federal and Georgia income tax return on an annual basis. The Company is no longer subject to U.S. federal income or state tax examinations by tax authorities for years before 2002. However, since the Company has substantial tax net operating losses originating in years before 2002, the tax authorities may adjust the amount of the pre-2002 net operating loss carried to a year after 2002. The Company is not currently under examination by any tax authority. No tax provision was required for the quarter ended March 31, 2007 due to the substantial net operating loss carryforwards.
The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the implementation of Interpretation No. 48. As of January 1, 2007, the Company had no unrecognized tax benefits. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. The Company had no interest or penalties related to unrecognized tax benefits accrued as of January 1, 2007. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.
10. Stockholders’ Equity
Common Stock Warrants. On February 7, 2007, a total of 1,199,171 Series D warrants expired at an exercise price of $14.07. The total Black-Scholes value of those warrants was $4,140,065, and such amount was reclassified from warrants to additional paid-in capital. As of March 31, 2007, and 2006, there were 2,608,035 and 3,800,143 warrants outstanding, respectively. As of March 31, 2007, all of the warrants are exercisable and expire from August 20, 2007 to December 23, 2010. The weighted average strike price as of March 31, 2007 and 2006 was $9.87 and $11.20, respectively.
11. Subsequent Events
On April 10, 2007, the Company announced that it had entered into a definitive merger agreement with FermaVir Pharmaceuticals, Inc. (“FermaVir”). Under the terms of the agreement, each of the 20.8 million outstanding shares of FermaVir common stock will be exchanged for 0.55 shares of Inhibitex common stock. Immediately following the transaction, Inhibitex shareholders are expected to own approximately 73 percent of the combined company. Inhibitex will also assume up to 13.9 million of outstanding FermaVir options and warrants, all of which will be converted to Inhibitex options and warrants at the same exchange ratio. Completion of the transaction is subject to the approval of Inhibitex and FermaVir shareholders and certain other conditions as set forth in the definitive agreement. The transaction is expected to close in July or August 2007. In addition, the Company entered into a note purchase agreement with FermaVir, pursuant to which the Company committed to lend up to $1.5 million to FermaVir at an interest rate of 12 percent. The note is secured by all of the assets of FermaVir. All borrowings are repayable no later than December 31, 2007. A copy of the agreement and plan of merger and reorganization, note purchase agreement, and security agreement are filed as exhibits to the Company’s current report filed on Form 8-K filed on April 13, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF
OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	our ability to receive shareholder approval and consummate the FermaVir Pharmaceuticals, Inc. (“FermaVir”) acquisition;

•	our timing and development plans associated with FermaVir ’s two development programs;

•	our ability to execute our strategy;

•	our plan to preserve a significant portion of our financial resources to acquire additional pre-clinical or clinical-stage development opportunities beyond our MSCRAMM® platform through in-licensing, acquisition or merger to expand our development pipeline;

•	the number of months that our current cash, cash equivalents, and short-term investments will allow us to operate;

•	our future financing requirements, the factors that influence these requirements, and how we expect to fund them;

•	potential future revenue from collaborative research agreements, partnerships, license agreements, or materials transfer agreements;

•	our ability to successfully commercialize our products and generate product-related revenue in the future;

•	and the potential volatility of our quarterly and annual operating costs; and
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: Expectation to close on the FermaVir acquisition in July or August 2007; 3M Company or Wyeth terminating our license and collaborative research agreements; maintaining sufficient resources, including key employees; our ability to successfully develop current and future product candidates either independently or in collaboration with partners; our collaborators do not fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; the expected timing of the cash proceeds from the sale of excess raw materials related to the manufacture of Veronate; intention and ability to in-license or acquire additional antiviral development programs in the future to expand our emerging antiviral pipeline. If the merger with FermaVir does not occur, we may or may not decide to pursue other antiviral development programs through in-licensing, acquisition or merger, and may consider other strategic alternatives or pathways in which to utilize our assets, including a merger with or being acquired by another life science, pharmaceutical or other company, or liquidation; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of this Form 10-K for December 31, 2006. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
Inhibitex®, MSCRAMM®, Veronate®, and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for

Microbial Surface Components Recognizing Adhesive Matrix Molecules. The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a development stage company that is focused on the development and commercialization of anti-infective products that can diagnose, prevent and treat serious infections. From our inception in 1994 to March 31, 2007, we devoted substantially all of our resources and efforts towards the discovery and development of novel antibody-based products, all of which were based upon our proprietary MSCRAMM protein platform, for the prevention and treatment of serious bacterial and fungal infections. In November 2005, we completed enrollment of a pivotal Phase III clinical trial of Veronate, our lead product candidate at that time, which we had been developing for the prevention of certain hospital-associated infections in premature, very low birth weight infants. On April 3, 2006, we announced that this pivotal Phase III trial did not achieve its primary endpoint or any of its secondary endpoints.
In light of these Phase III trial results, in April 2006 we discontinued the development of Veronate, reduced our work-force and realigned our operations consistent with the status of other MSCRAMM-based development programs. In addition, after a comprehensive review of the entire Veronate program and an assessment of our pipeline, assets, resources and capabilities, in June 2006 we adopted a strategy to preserve a significant portion of our financial resources in order to pursue other clinical-stage development product candidates beyond our MSCRAMM platform via in-licensing, acquisition or merger activities.
Notwithstanding the net income earned in the first quarter of 2007, we expect to incur losses for the foreseeable future as we intend to support the clinical development of the antiviral development programs that we expect to obtain through the acquisition of FermaVir, as described in Recent Developments and Outlook below, or those we may obtain through future in-licensing, acquisition or merger activities. As of March 31, 2007, we had an accumulated deficit of $172.2 million.
We have neither received regulatory approval for any of our product candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive any commercial revenues from any of our existing or future product candidates or preclinical development programs.
Recent Developments and Outlook
On January 4, 2007, we announced that we had entered into a license and commercialization agreement with 3M Company ("3M") for the development of various diagnostic products using our MSCRAMM® protein platform. Under the terms of the agreement, we granted 3M an exclusive global license to use Clumping Factor A (ClfA), and other MSCRAMM protein targets in the development of diagnostic products in exchange for license fees, future milestone payments, financial support of further research and development activities and royalty payments on product sales that are expected to exceed $4.0 million in cash consideration over the next several years.
On February 7, 2007, an arbitrator ruled we were liable to Nabi Biopharmaceuticals, Inc. (“Nabi”) for cancellation payments and restitution in the aggregate amount of approximately $4.5 million as a result of our termination of a contract manufacturing agreement with Nabi during 2006. We incurred a charge of $4.5 million in 2006 as a result of the arbitration ruling. The ruling provided for interest at a rate of 9% per annum commencing 30 days after the date of the award. In March 2007, Nabi filed a petition with the Supreme Court of the State of New York to confirm the arbitrator’s award, and we cross-petitioned to have the award set aside. Arguments on the cross-petitions were heard on April 16, 2007, and the judge has not yet issued a decision. Accordingly, as of March 31, 2007, we had not made any payments to Nabi on the award and have accrued interest since March 2007.
On April 10, 2007, we announced that we had entered into a definitive merger agreement to acquire FermaVir. FermaVir’s development-stage antiviral pipeline includes FV-100, a highly potent nucleoside analogue for the treatment of herpes zoster infections (“shingles”) that is expected to enter Phase I clinical trials in the third quarter of 2007, and a series of preclinical compounds for the treatment of human cytomegalovirus, or CMV disease. Under the terms of the definitive agreement, each of the 20.8 million outstanding shares of FermaVir common stock will be exchanged for 0.55 shares of our common stock. Immediately following the transaction, our shareholders are expected to own approximately 73 percent of the combined company. We will also assume up to 13.9 million of outstanding FermaVir options and warrants at the same exchange ratio. Completion of the transaction is subject to the approval of our shareholders and the shareholders of FermaVir and certain other conditions as set forth in the definitive agreement, and is expected to occur in July or August 2007. In addition, we entered into a note purchase agreement with FermaVir, pursuant to which FermaVir can borrow up to $1.5 million from us at an interest rate of 12 percent per annum. The note is secured by all of the assets of FermaVir. All borrowings are repayable no later than December 31, 2007. A copy of the agreement and plan of merger and reorganization, note purchase agreement, and security agreement are filed as exhibits to our current report filed on Form 8-K filed on April 13, 2007. We intend to in-license or acquire additional antiviral development programs in the future to expand our emerging antiviral pipeline, however, we cannot assure you when, if ever, we might be successful in doing so on terms acceptable to us.
In the event that the merger with FermaVir does not occur, we may or may not decide to pursue other antiviral development programs through in-licensing, acquisition or merger, and may consider other strategic alternatives or pathways in which to utilize our assets, including a merger with or being acquired by another life science, pharmaceutical or other company, or liquidation of the Company.
As a result of our strategic focus on the development of a pipeline of antiviral programs and product candidates, we do not intend to continue to independently advance the clinical development of Aurexis or any of our other MSCRAMM®-related programs. We plan to leverage our capabilities and intellectual property associated with our MSCRAMM protein platform by pursuing licenses or corporate collaborations that could provide financial and other synergistic capabilities to support the further development and potential of these programs, including Aurexis. The Company has several existing license and collaboration agreements based upon its MSCRAMM protein platform, which includes those with Wyeth for the development of staphylococcal vaccines, with 3M for the development of diagnostics products, and with Dyax for the development of monoclonal antibodies for the treatment of enterococcal infections. We cannot assure you that we will be able to successfully enter into any additional licenses, collaborations, or other transactions related to Aurexis, or our MSCRAMM protein platform in general, on terms acceptable to us or at all.
In the first quarter of 2007, we recorded net income of $0.5 million, due to the one-time sale of excess raw materials for $1.9 million, a favorable $0.5 million mediation settlement, and expense reductions in research and development expense and general and administrative expense. We expect that our operations will result in a net loss on a quarterly basis for the foreseeable future.
In the event we complete the acquisition of FermaVir in July or August 2007 as planned, we anticipate that our future operating expenses will increase primarily due to higher research and development expenses for FermaVir’s two antiviral programs. We cannot predict with any certainty what impact the acquisition of FermaVir or any future transaction will have on future operating results.
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
There has been no change in the above critical accounting policies used to create the underlying accounting assumptions and estimates used in 2007.
In addition we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and are currently evaluating FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), and FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). None of these have or are expected to have a material impact on our results of operations.

Results of Operations
Three Months Ended March 31, 2007 and 2006
Revenue. Revenue increased to $0.7 million for the three months ended March 31, 2007 from $0.3 million for the same quarter in 2006. This increase of $0.4 million or 133%, was the result of the amortization of an upfront non-refundable license fee in the amount of $3.0 million and quarterly research-associated support fees related to the license and development agreement we entered into with 3M in January 2007, offset in part by reduced revenue in 2007 from research activities performed under materials transfer agreements. The $3.0 million non-refundable license fee is being amortized over the length of the obligation to provide service, which is two years of collaborated support on a straight-line basis.
Research and Development Expense. Research and development expense decreased to $1.6 million during the three months ended March 31, 2007 from $7.4 million in the same quarter in 2006. This decrease of $5.8 million, or 78%, was primarily the result of the discontinuation of the development of the Veronate program due to its failure in Phase III clinical trials, and consisted of a $2.9 million decrease in clinical trial expenses, a $1.1 million decrease in salaries, benefits, and share-based compensation, a $1.0 million decrease in license fees, patent-related legal fees and other expenses, a $0.7 million decrease in expenses related to the manufacturing of clinical trial material, and a $0.1 million decrease in depreciation and facility related expenses. Clinical trial expenses for Veronate decreased by $2.8 million due to the completion of the Veronate Phase III clinical trial in April 2006. In addition, there was a decrease of $0.1 million in clinical trial expenses associated with the Aurexis program primarily related to completion of a Phase I clinical trial in 2006. Salaries, benefits, and share-based compensation expenses decreased due to staff reductions that occurred in 2006. License fees, patent-related legal fees and other expenses decreased due to lower patent expenses, laboratory supplies and sponsored research activities. Manufacturing expenses decreased due to the completion of a manufactured lot of clinical trial material for the Veronate program during 2006 which did not recur in 2007. Depreciation and facility-related expenses decreased primarily due to lower depreciation expenses from decreased amounts of property, plant, and equipment.
The following table summarizes the components of our research and development expense for the three months ended March 31, 2007 and 2006.

	March 31,
	2007	2006
	(In thousands)
Clinical and manufacturing-related expenses	$—	$3,645
Salaries, benefits and share-based compensation expense	800	1,897
License fees, patent-related legal fees and other expenses	255	1,237
Depreciation and facility related expenses	512	648

Total research and development expense	$1,567	$7,427

General and Administrative Expense. General and administrative expense decreased to $1.3 million for the three months ended March 31, 2007 from $2.8 million in the same quarter of 2006. The decrease of $1.5 million, or 54%, was primarily due to a $1.0 million decrease in professional and legal fees and market research expenses, a $0.2 million decrease in salaries, benefits, and share-based compensation expense, a $0.2 million decrease in other expenses, and a $0.1 million decrease in depreciation and facility-related expenses. Professional and legal fees and market research expenses decreased due to a favorable $0.5 million mediation settlement with a third party for litigation-related legal fees incurred in prior years and a $0.5 million decrease in market research and professional fees that were incurred in 2006, but not in 2007 for the planned commercialization of Veronate. Salaries, benefits, and share-based compensation expense decreased by $0.3 million primarily as a result of staff reductions in 2006, offset in part by an increase in share-based compensation expense of $0.1 million. Other expenses decreased due to reduced Board retainers and lower financial reporting and other expenses, offset in part by slightly higher insurance expenses. Depreciation and facility-related expenses decreased primarily due to lower depreciation expenses from decreased amounts of property, plant, and equipment.
The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2007 and 2006.

	March 31,
	2007	2006
	(In thousands)
Professional and legal fees and market research expenses	$38	$1,076
Salaries, benefits and share-based compensation expense	751	968
Other expenses	392	543
Depreciation and facility-related expenses	125	179

Total general and administrative expense	$1,306	$2,766

Other Income (Loss), net. Other income (loss), net increased to $1.9 million for the three months ended March 31, 2007 from less than $0.1 million for the comparable quarter in 2006. This increase of $1.8 million resulted from the sale of excess raw material that was planned to be used to manufacture Veronate in 2007. The cash proceeds from this sale are expected to be received in the second quarter of 2007. Such amount has been recorded in other income because the sale of raw materials does not represent our normal business activity.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in May 1994 through March 31, 2007, we have funded our operations primarily with $214.4 million in gross proceeds raised from a series of five private equity financings, our IPO in June 2004, and two PIPE financings, or private placement of public equity financings. During this time we have also borrowed a total of $12.2 million under various notes payable, capital leases, and a credit facility with a commercial bank, and have received approximately $9.0 million in license fees, collaborative research payments and grants, of which $2.1 million was recorded as deferred revenue as of March 31, 2007.
On March 15, 2007, we amended our note payable with a remaining balance of $1,250,000 to be paid in 16 equal quarterly installments of $78,125 over a four year period beginning April 1, 2007.
From January 1, 2007 to March 31, 2007, we made payments of $0.4 million on our existing capital leases and notes payable. We currently are and have been in compliance with all debt covenants.
At March 31, 2007, our cash, cash equivalents and short-term investments totaled $59.6 million and we held no investments with a planned maturity greater than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government agency securities, high-grade corporate bonds, asset-backed securities, commercial paper, certificates of deposit, and money market accounts.
Cash Flows
For the three months ended March 31, 2007, cash, cash equivalents and short-term investments decreased by $1.8 million, from $61.4 million to $59.6 million. This decrease was primarily the result of net cash used for operating activities and the repayment of capital lease obligations and notes payable.
Net cash used in operating activities was $1.7 million for the three months ended March 31, 2007, reflecting our net income for the period of $0.5 million plus non-cash charges of $0.4 million, offset by a net increase in operating assets over operating liabilities of $2.6 million. Net income resulted from the sale of excess raw materials used to manufacture Veronate, the amortization of deferred revenue from license and collaboration agreements, and net interest income, less expenses related to research and development and ongoing general and administrative activities. The net increase in operating assets over operating liabilities reflected a net increase of $2.4 million in accounts receivable and prepaid expenses due principally to the sale of the excess raw materials and a net increase of $0.2 million in accounts payable, accrued liabilities, and deferred revenue resulting from reduced clinical trial and manufacturing-related expenses.
We received approximately $1.0 million of cash from investing activities during the three months ended March 31, 2007, which consisted of net proceeds from short-term investments.
We used net cash of $0.4 million from financing activities during the three months ended March 31, 2007 for scheduled payments on our capital leases and notes payable.

Funding Requirements
Our future funding requirements are difficult to determine and will depend on a number of factors, including:
•	whether we complete the acquisition of FermaVir;

•	whether we are successful in obtaining additional pre-clinical development or clinical-stage product candidates or programs through future in-licensing, acquisition or merger activities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the scope, rate of progress, and cost of our pre-clinical activities and advancing our existing or future research and development programs through clinical development;

•	the cost of manufacturing clinical trial materials for our product candidates;

•	the timing and costs involved in conducting pre-clinical tests or clinical trials;

•	the cost to obtain and timing of regulatory approvals;

•	the number of product candidates we may advance into clinical development;

•	future payments received or made under existing or future license or collaboration agreements;

•	the cost to maintain a corporate infrastructure to support a publicly-traded company;

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims; and

•	the future need to acquire additional licenses or acquire product candidates or programs.
Based on our current operations, and considering the potential costs associated with acquiring FermaVir, we believe that our existing cash, cash equivalents and short-term investments of $59.6 million as of March 31, 2007, will enable us to operate the combined company post-acquisition for a period of at least 24 months from the date of this filing. Our estimate assumes that we complete the FermaVir acquisition in July or August 2007 as planned, we advance FermaVir’s two antiviral programs into clinical development and that we have to pay the full $4.5 million arbitration award to Nabi. This estimate does not include the potential costs associated with in-licensing or acquiring additional pre-clinical or clinical stage product candidates we may obtain in the future, any other significant transaction, or change in our strategy. We cannot predict with any certainty what impact the acquisition of FermaVir or any future transaction will have on our liquidity.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 24 months, or possibly sooner in the event we obtain additional pre-clinical or clinical stage products or programs through in-licensing, acquisition or merger activities or otherwise enter into other transactions or change our strategy, we may need to raise additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities and to a lesser extent, licensing agreements, strategic collaborations or debt financing. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our clinical trials, or obtain funds through license agreements, collaborative or partner arrangements pursuant to which we will likely have to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents, and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations, and United States government agency securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not have any foreign currency or other derivative financial instruments, and we do not have significant interest rate risk associated with our debt obligations. We have the ability to hold any of our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, who is currently the same individual, to allow timely decisions regarding required disclosure. Our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 7, 2007, an arbitrator ruled we were liable to Nabi Biopharmaceuticals, Inc for cancellation payments and restitution in the aggregate amount of approximately $4.5 million as a result of our termination of a contract manufacturing agreement with Nabi during 2006. We incurred a charge of $4.5 million in 2006 as a result of the arbitration ruling. The ruling provided for interest at a rate of 9% per annum commencing 30 days after the date of the award. In March 2007, Nabi filed a petition with the Supreme Court of the State of New York to confirm the arbitrator’s award, and we cross-petitioned to have the award set aside. Arguments on the cross-petitions were heard on April 16, 2007, and the judge has not yet issued a decision. Accordingly, as of March 31, 2007, we had not made any payments to Nabi on the award.
ITEM 1A. RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our financial condition, and our ability to raise additional capital in the future or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed except as set forth below.
Risks Relating to the Acquisition of FermaVir
Our business and stock price may be adversely affected if the acquisition of FermaVir is not completed.
We have executed a definitive merger agreement with FermaVir; however, the transaction is subject to several customary conditions, including the approval of the transaction by the stockholders of FermaVir and our stockholders. If our acquisition of FermaVir is not approved by one of these parties or is terminated due to the failure of any other condition, and therefore is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:
•	the diversion of management’s attention from its day-to-day business as a result of efforts relating to the acquisition;

•	the market price of shares of our stock may decline to the extent that the current market price reflects a market assumption that the acquisition will be completed;

•	under certain circumstances, we could be required to pay FermaVir a termination fee;

•	we may or may not decide to pursue other antiviral development programs through in-licensing, acquisition or merger, and may consider other strategic alternatives or pathways in which to utilize our assets, including a merger with or being acquired by another life science, pharmaceutical or other company, or liquidation;

•	we will not realize the benefits we anticipate from acquiring FermaVir.
We may be unable to identify and obtain additional antiviral development programs or product candidates, or otherwise implement our strategy on a timely basis, if at all, which could harm our business and adversely impact our stock price.
In addition to the acquisition of FermaVir, we intend to in-license or acquire additional antiviral development programs in the future to expand our pipeline. The number of pre-clinical or clinical-stage development antiviral programs available by way of in-licensing, acquisition or merger is limited, and there are numerous other large pharmaceutical and biopharmaceutical companies competing to obtain these same opportunities. Many of these companies have greater capital resources, experience and capabilities than we have. We may not be able to successfully identify or execute a transaction for any suitable in-licensing, acquisition or merger candidates, or we may be able to do so only on terms unacceptable to us or our stockholders through a stockholder vote. Any such transactions we may complete in the future or potential future strategic decisions we make may disappoint investors and depress the price of our common stock and the value of your investment in our common stock. This may require us to raise more money, incur non-recurring or other charges, and pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results. Further, we may not be able to successfully integrate a transaction in a suitable time frame or at all, or achieve any perceived benefits or synergies. The successful completion of such a transaction or a combination of transactions may result in the stockholders not owning a majority of our shares, and there may be a significant change in management and the Board of Directors. We cannot assure you we will be successful in implementing our strategy.
If we are unable to retain or attract key employees, management advisors or consultants, including those with experience in antiviral drug development, we may be unable to successfully advance antiviral programs we may obtain through the acquisition of FermaVir or through other in-licensing, acquisition or merger activities, and our business and stock price could be adversely impacted.
We have historically been focused on the discovery and development of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections. Our future success depends largely on our ability to retain and hire qualified management and personnel, directors, and academic scientists and clinicians as advisors or consultants, including those with experience in a number of disciplines such as research and development, medicinal chemistry, molecular virology, pharmacology, small molecule drug development, formulation and manufacturing, government regulation, clinical testing, accounting, finance, human resources and information systems. Although we have not had material difficulties in retaining and attracting new key personnel in the past, we may not be able to continue to retain and attract such personnel on acceptable terms, if at all. If we lose any key employees, or are unable to attract and retain qualified personnel or advisors, our business may be harmed.
If we are successful in completing the acquisition of FermaVir and in obtaining additional pre-clinical or clinical stage product candidates or programs through in-licensing, acquisition or merger activities, we may need additional funds, which may not be available to us on acceptable terms, if at all.
We expect that we may need additional capital in the future, and the extent and timing of this need will depend on many factors, some of which are beyond our control, including:
•	whether or not we are successful in receiving stockholder approval and closing the acquisition of FermaVir and the timing of the closing;

•	our timing and development plans associated with FermaVir’s two development programs;

•	our ability to obtain and successfully integrate pre-clinical or clinical-stage product candidates or programs through in-licensing, acquisition or merger activities;

•	the successful and continued development of our MSCRAMM product candidates in preclinical and clinical testing through collaboration;

•	future payments, if any, received or made under existing or possible future license or collaboration arrangements;

•	the costs associated with protecting and expanding our patent and other intellectual property rights; and

•	the need to acquire licenses to new products or compounds in the future.
We anticipate that our existing cash and cash equivalents, short-term investments will enable us to operate for a period of at least 24 months from the date of this filing. This estimate assumes we complete the acquisition of FermaVir in July or August 2007 as described herein and we proceed with the development of FermaVir’s two antiviral programs. If we are successful in obtaining additional pre-clinical or clinical-stage product candidates or programs through in-licensing, acquisition or merger, or unsuccessful in integrating the operations of FermaVir or developing its two antiviral programs on a timely and cost effective basis, the number of months that our existing cash resources might allow us to operate may be significantly shortened. We have no other committed sources of additional capital at this time. We cannot assure you that funds will be available to us in the future on acceptable terms, if at all. If adequate funds are not available to us on terms that we find acceptable, or at all, we may be required to delay, reduce the scope of, or eliminate research and development efforts or clinical trials on any or all of our product candidates. We may also be forced to curtail or restructure our operations, obtain funds by entering into arrangements with collaborators or partners on unattractive terms, sell or relinquish rights to certain technologies, product candidates or our intellectual property that we would not otherwise sell or relinquish in order to continue our operations.
If we are successful in pursuing additional preclinical and clinical development programs through in-licensing, acquisition or merger, your ownership in us could be diluted.
We anticipate that we will need to issue additional shares of common stock in the future to support and fund our strategy and operations and to in-license or acquire additional preclinical or clinical development programs. Any issuance of additional equity we may undertake in the future could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those shares being dilutive. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder.
Our future revenues, expenses and results of operations will be subject to significant fluctuations, after the closing of the acquisition of FermaVir, which will make it difficult to compare our operating results from period to period.
We expect that our operating results will also vary significantly from quarter to quarter and year to year as a result of the FermaVir acquisition and the nature and timing of any in-licensing or acquisition of additional preclinical or clinical-stage development programs in the future, our research and development efforts, the execution or termination of license and collaboration arrangements, the initiation, the success or failure of preclinical studies and clinical trials, the timing of the manufacture of our clinical trial materials, or other development related factors. Accordingly, our revenues and results of operations for any period may not be comparable to the revenues or results of operations for any other period.
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
The market price of our common stock has been highly volatile since we completed our initial public offering in June 2004. The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors and events, including but not limited to:
•	whether or not we are successful in receiving stockholder approval and closing the acquisition of FermaVir;

•	our timing and development plans associated with FermaVir’s two development programs;

•	our ability to complete additional in-licensing, acquisition or merger transactions in the future to obtain other pre-clinical or clinical-stage development programs on terms acceptable to us, our stockholders, analysts, and institutional buyers;

•	our ability to manage our cash burn rate at an acceptable level;

•	disclosure of our or our competitors’ clinical trial status or data;

•	the approval or commercialization of new products by us or our competitors, and the disclosure thereof;

•	announcements of scientific innovations by us or our competitors;

•	rumors relating to us or our competitors;

•	public concern about the safety of our product candidates, products or similar classes of products;

•	litigation to which we may become subject;

•	disclosures of any favorable or unfavorable clinical or regulatory developments concerning our clinical trials, manufacturing, or product candidates;

•	actual or anticipated variations in our annual and quarterly operating results;

•	changes in general conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in drug reimbursement rates or government policies related to reimbursement;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	new regulatory legislation adopted in the United States or abroad;

•	our failure to achieve or meet equity research analysts’ expectations or their estimates of our business, or a change in their recommendations concerning our company, the value of our common stock or our industry in general;

•	termination or delay in any of our existing or future license or collaboration arrangements;

•	future sales of equity or debt securities, including large block trades or the sale of shares held by our directors or management;

•	the loss of our eligibility to use Form S-3 due to the amount of our market capitalization falling below specified levels;

•	the loss of our eligibility to trade our shares of common stock on the Nasdaq Global Market due to our failure to maintain listing standards;

•	changes in accounting principles;

•	failure to comply with the periodic reporting requirements of publicly-owned companies, under the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002; and

•	general economic conditions.
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
ITEM 5. OTHER INFORMATION
In connection with our potential acquisition of FermaVir, we are postponing our annual meeting of stockholders so that we may seek approval from our stockholders of the issuance of shares of our common stock in such acquisition. The deadline for shareholder proposals will be extended until May 25, 2007.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	INHIBITEX, INC
/s/ Russell H. Plumb
Russell H. Plumb
President, Chief Executive Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer and Chief Financial Officer as Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer