Form 10-Q
period 2007-06-30
INHIBITEX, INC.
filed 2007-08-09
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of August 1, 2007, 30,924,719 shares of the Registrant’s Common Stock were outstanding.

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 and for the Period from Inception (May 13, 1994) through June 30, 2007	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 and for the Period from Inception (May 13, 1994) through June 30, 2007	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	22
Item 6.	Exhibits	26
Signatures		27
Exhibit Index		28

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO AND CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I
FINANCIAL INFORMATION

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$14,142,932	$19,681,861
Short-term investments	42,469,914	41,676,223
Prepaid expenses and other current assets	656,197	1,002,810
Note receivable	750,000	—
Accounts receivable	2,086,472	332,669

Total current assets	60,105,515	62,693,563
Property and equipment, net	2,997,217	3,530,796
Other assets	797,522	—

Total assets	$63,900,254	$66,224,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515,451	$629,249
Accrued expenses	5,889,392	7,392,210
Current portion of notes payable	312,500	833,333
Current portion of capital lease obligations	775,604	816,184
Current portion of deferred revenue	1,441,668	191,667
Other current liabilities	152,728	152,728

Total current liabilities	9,087,343	10,015,371
Long-term liabilities:
Notes payable, net of current portion	781,250	625,000
Capital lease obligations, net of current portion	388,112	829,871
Deferred revenue, net of current portion	462,500	537,500
Other liabilities, net of current portion	1,062,186	1,139,599

Total long-term liabilities	2,694,048	3,131,970

Total liabilities	11,781,391	13,147,341
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2007 and December 31, 2006; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at June 30, 2007 and December 31, 2006; 30,901,566 and 30,278,135 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	30,902	30,278
Warrants	7,377,678	11,517,743
Additional paid-in capital	219,247,991	214,204,588
Deficit accumulated during the development stage	(174,537,708)	(172,675,591)

Total stockholders’ equity	52,118,863	53,077,018

Total liabilities and stockholders’ equity	$63,900,254	$66,224,359

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					Inception
					(May 13,
					1994)
	Three Months Ended		Six Months Ended		through
	June 30,		June 30,		June 30
	2007	2006	2007	2006	2007

Revenue:
License fees and milestones	$412,500	$37,500	$825,000	$75,000	$2,137,500
Collaborative research and development	250,000	125,000	500,000	250,000	3,999,455
Grants and other revenue	22,500	22,065	28,500	187,452	810,551

Total revenue	685,000	184,565	1,353,500	512,452	6,947,506
Operating expense:
Research and development	1,678,463	6,048,198	3,245,037	13,474,750	136,457,712
General and administrative	1,961,906	2,607,913	3,268,064	5,374,366	40,091,782

Total operating expense	3,640,369	8,656,111	6,513,101	18,849,116	176,549,494

Loss from operations	(2,955,369)	(8,471,546)	(5,159,601)	(18,336,664)	(169,601,988)
Other (loss) income, net	(1,013)	(717)	1,944,579	57,743	3,662,237
Interest income, net	632,066	799,562	1,352,905	1,624,445	7,784,106

Net loss	(2,324,316)	(7,672,701)	(1,862,117)	(16,654,476)	(158,155,645)
Dividends and accretion to redemption value of redeemable preferred stock	—	—	—	—	(16,382,063)

Net loss attributable to common stockholders	$(2,324,316)	$(7,672,701)	$(1,862,117)	$(16,654,476)	$(174,537,708)

Basic and diluted net loss per share	$(0.08)	$(0.25)	$(0.06)	$(0.55)

Weighted average shares used to compute basic and diluted net loss per share	30,812,510	30,255,312	30,659,861	30,244,288

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
			(May 13,
			1994)
	Six Months Ended		through
	June 30,		June 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(1,862,117)	$(16,654,476)	$(158,155,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532,041	1,016,056	10,311,224
Share-based compensation	887,110	914,051	4,682,792
Loss on sale of equipment	1,538	1,017	102,546
Amortization of investment premium or discount	(735,542)	109,815	(396,439)
Forgiveness of receivables from stockholders	—	—	28,695
Amortization of warrants and discount on debt	—	—	176,477
Stock issued for interest	—	—	126,886
Cumulative effect of change in accounting principle	—	(58,460)	41,040
Changes in operating assets and liabilities:
Prepaid expenses and other assets	346,613	171,489	(656,197)
Accounts receivable	(1,753,803)	(125,786)	(2,086,472)
Accounts payable and other liabilities	(191,211)	(762,947)	1,730,365
Accrued expenses	(1,502,818)	(2,152,288)	5,889,392
Deferred revenue	1,175,001	(200,000)	1,904,168

Net cash used in operating activities	(3,103,188)	(17,741,529)	(136,301,168)
Cash flows from investing activities:
Purchases of property and equipment	—	(232,863)	(8,963,041)
Purchases of short-term investments	(40,258,149)	(11,630,208)	(254,762,073)
Proceeds from maturities of short-term investments	40,200,000	32,067,000	212,688,598
Increase in deferred merger assets	(797,522)	—	(797,522)
Advance on note receivable	(750,000)	—	(750,000)

Net cash provided by (used in) investing activities	(1,605,671)	20,203,929	(52,584,038)
Cash flows from financing activities:
Proceeds from promissory notes, notes payable and related warrants	—	—	5,513,492
Payments on promissory notes and capital leases	(846,922)	(1,266,863)	(7,703,972)
Proceeds from bridge loan and related warrants	—	—	2,220,000
Net proceeds from the issuance of preferred stock and warrants	—	—	81,788,868
Proceeds from the issuance of common stock, net of issuance costs	16,852	70,967	121,209,750

Net cash (used in) provided by financing activities	(830,070)	(1,195,896)	203,028,138
(Decrease) increase in cash and cash equivalents	(5,538,929)	1,266,504	14,142,932
Cash and cash equivalents at beginning of period	19,681,861	33,842,937	—

Cash and cash equivalents at end of period	$14,142,932	$35,109,441	$14,142,932

Supplemental cash flow information:
Interest paid	$83,520	$119,138	$1,366,032
Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	—	—	4,447,946
Conversion of bridge loans and interest payable into preferred stock	—	—	2,124,576
Preferred stock dividends and accretion of preferred stock to redemption value	—	—	16,382,063

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has incurred operating losses in each year since its inception and expects such annual losses to continue, and possibly increase for the foreseeable future. These losses have largely been the result of research and development expenses related to advancing the Company’s clinical-stage product candidates, both of which were based upon the Company’s proprietary MSCRAMM protein platform. The Company’s lead product candidate was, Veronate®, which was the subject of a pivotal Phase III clinical trial that concluded in 2006 and failed to meet its primary endpoint. Veronate had been in development to prevent hospital-associated infections in very low birth weight infants. Aurexis, the Company’s second clinical stage product candidate, has completed one Phase II clinical trial and is being developed to treat, in combination with antibiotics, serious life-threatening Staphylococcus aureus (S. aureus) bloodstream infections in hospitalized patients. The Company has also licensed the rights to use its MSCRAMM protein platform to Wyeth for use in the development of staphylococcal vaccines and to 3M Company for use in developing diagnostic applications.

In light of the unfavorable results of its Veronate Phase III trial reported in April 2006, the Company reduced its workforce, discontinued the development of Veronate, and adopted a strategy to pursue antiviral pre-clinical or clinical-stage development opportunities beyond its proprietary MSCRAMM protein platform through in-licensing, acquisition or merger. The Company postponed the initiation of any additional clinical trials of Aurexis pending the outcome of these strategic activities and plans to further leverage, develop or monetize its Aurexis program and MSCRAMM platform through licenses, co-development, collaborations, alliances or other transactions.

In April 2007, the Company entered into an agreement to acquire FermaVir Pharmaceuticals, Inc. (“FermaVir”), which is developing pre-clinical stage antiviral compounds for the treatment of shingles and the prevention or treatment of cytomegalovirus (“CMV”). The transaction is structured as a stock-for-stock tax-free merger, requires the approval of the shareholders of both Inhibitex and FermaVir, and is anticipated to close in September 2007. The Company intends to pursue in-licensing or acquire additional antiviral development programs to expand its emerging antiviral pipeline.

The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, or through future equity and/or debt financings, or proceeds from potential future collaborations or partnerships. The Company’s ability to continue its operations is dependent, in the near term, upon managing its cash resources, successful development of its product candidates, entering into additional in-licensing, collaboration or partnership agreements, executing future financings or transactions and ultimately, upon achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company or that the Company will ever become profitable.

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on

INHIBITEX, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 16, 2007. The Company’s significant accounting policies have not changed since December 31, 2006, except as outlined below:

Principles of Consolidation.  In April 2007, the Company formed Frost Acquisition Corp., a Delaware corporation, as a wholly-owned subsidiary. Currently, Frost Acquisition Corp. does not engage in any operations and exists solely to facilitate the merger with FermaVir (See Note 3-Agreement and Plan of Merger and Reorganization). The accompanying consolidated financial statements include all accounts of the Company and its wholly-owned subsidiary.

Income Taxes.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the adoption of Interpretation No. 48. Please see Note 12-Income Taxes.

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

3.	Agreement and Plan of Merger and Reorganization

In April 2007, the Company and FermaVir entered into an Agreement and Plan of Merger and Reorganization. Under the merger agreement, FermaVir will merge with and into Frost Acquisition Corp., a wholly-owned subsidiary of the Company, which is referred to as the merger sub, with the merger sub continuing as a wholly-owned subsidiary of the Company under the name FermaVir Pharmaceuticals, Inc., which transaction is referred to as the merger. At the effective time of the merger, each share of FermaVir common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.55 shares of the Company common stock. In addition, the Company will also assume 13.2 million of outstanding FermaVir options and warrants, all of which will be converted to the Company’s options and warrants at the same exchange ratio. Completion of the merger is subject to the approval of Inhibitex and FermaVir shareholders and certain other conditions as set forth in the definitive agreement. The merger is expected to close in September 2007. A copy of the agreement and plan of merger and reorganization are filed as exhibits to the Company’s current report filed on Form 8-K filed on April 13, 2007. Further information can be found in the Company’s preliminary prospectus filed on Form S-4 filed on June 6, 2007. The merger is intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code.

INHIBITEX, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The merger agreement provides that upon the terms and subject to the conditions set forth in the merger agreement, FermaVir will merge with and into Frost Acquisition Corp., with Frost Acquisition Corp. continuing as the surviving corporation and a wholly-owned subsidiary of Inhibitex under the name FermaVir Pharmaceuticals, Inc. The merger will be accounted for as an acquisition of assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. The total estimated purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the transaction, based on their estimated fair values. As FermaVir is a development stage enterprise, the acquisition is not considered to be a business combination, and the allocation of the preliminary purchase price does not result in goodwill.

4.	Note Receivable

Concurrent with the execution of the merger agreement with FermaVir, the Company entered into a note purchase agreement with FermaVir pursuant to which to the Company agreed to loan FermaVir up to $1.5 million of 12% senior secured promissory notes. The indebtedness is secured by a first priority lien on all of the assets of FermaVir and its subsidiaries. All borrowings under the note purchase agreement are repayable no later than December 31, 2007 or the end of specified periods of time following termination of the merger agreement for certain reasons and consummation of an acquisition proposal other than the merger. As of June 30, 2007, the Company has loaned FermaVir $750,000 of the note purchase agreement and is obligate to loan $500,000 on July 9, 2007 and $250,000 on August 9, 2007. A copy of the note purchase agreement and security agreement are filed as exhibits to the Company’s current report filed on Form 8-K filed on April 13, 2007.

5.	Other Assets

In connection with the proposed merger with FermaVir, the Company has incurred $797,522 in deferred direct merger assets. These costs, including other additional direct merger costs, will be included in the acquisition accounting of FermaVir (See Note 3-Agreement and Plan of Merger and Reorganization) upon consummation of the merger. If the merger does not close, these deferred merger costs would be charged to operations.

6.	Notes Payable

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

As of June 30, 2007 and December 31, 2006, $1,093,750 and $1,458,333 were outstanding under this note payable, respectively.

Future minimum payments due under notes payable as of June 30, 2007 are as follows:

Year Ending December 31,

2007	$156,250
2008	312,500
2009	312,500
2010	312,500

Total future payments	$1,093,750

INHIBITEX, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stockholders’ Equity

Common Stock Warrants.  In February 2007, a total of 1,199,671 Series D warrants expired with an exercise price of $14.07. The total Black-Scholes value of those warrants was $4,140,065, and such amount was reclassified from warrants to additional paid-in capital. As of June 30, 2007, and 2006, there were 2,608,035 and 3,807,706 warrants outstanding, respectively. As of June 30, 2007, all of the warrants are exercisable and expire from August 20, 2008 to May 12, 2011. The weighted average strike price as of June 30, 2007 and 2006 was $9.87 and $11.03, respectively.

8.	Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net income by the weighted average number of common shares and dilutive common stock equivalents outstanding (commonly and hereinafter referred to as common stock equivalents). Common stock equivalents consist of common shares issuable upon the exercise of stock options, warrants, and non-vested restricted shares. For diluted net loss per share common stock equivalents are excluded from the calculation of diluted net income or net loss per share if their effect is anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss available for common stockholders	$(2,324,316)	$(7,672,701)	$(1,862,117)	$(16,654,476)

Weighted average common shares outstanding used to compute basic earnings per share	30,812,510	30,255,312	30,659,861	30,244,288
Dilutive effect of:
Stock options and restricted stock	—	—	—	—
Warrants	—	—	—	—

Shares used to compute diluted earnings per share	30,812,510	30,255,312	30,659,861	30,244,288

Basic net loss per share	$(0.08)	$(0.25)	$(0.06)	$(0.55)

Diluted loss per share	$(0.08)	$(0.25)	$(0.06)	$(0.55)

Number of antidilutive stock options and restricted stock excluded from computation	2,716,166	3,195,200	2,716,166	3,195,200

Number of antidilutive warrants excluded from computation	2,608,035	3,807,706	2,608,035	3,807,706

9.	License Fees and Collaborative Research and Support

In January 2007, the Company entered into an exclusive worldwide license and commercialization agreement with 3M Company (“3M”) for the development of various diagnostic products using its MSCRAMM protein platform. Under the terms of the agreement, the Company granted 3M exclusive global licenses to use MSCRAMM protein intellectual property in the development of diagnostic products in exchange for license fees, future milestone payments, financial support of future research and development

INHIBITEX, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities and royalty payments on net product sales. The development, manufacture and sale of any products resulting from the collaboration are the responsibility of 3M. The Company may terminate this agreement if 3M fails to use certain reasonable commercial efforts to bring related products to the market. 3M may terminate the agreement without cause upon three months written notice, upon payment of all license fees, development support for the calendar year, reimbursement of certain patent expenses, and any other amounts potentially due upon the termination of the agreement. Either party may terminate the agreement for cause upon providing two months written notice. Otherwise, this agreement will terminate upon the expiration of all licensed patents. Under the agreement, the Company is entitled to receive the following: (i) non-refundable license fees of $3.0 million, of which $1.75 million was paid in April 2007 and the balance of which is due in the first quarter of 2008, (ii) $1.0 million in development support payments over the next two years, (iii) milestone payments on the first commercial sale of each (a) diagnostic product that targets detect organisms in the MSCRAMM protein platform, (iv) a tiered royalty based on net sales of diagnostic products, and (v) reimbursement of certain patent expenses related to licensed MSCRAMM proteins. The Company is obligated to provide support to 3M pursuant to a mutually agreed-upon development and collaboration plan for a period of at least two years. The Company will amortize on a straight-lined basis the non-refundable license fees of $3.0 million over the length of the obligation to provide service, which is two years of research associated support. Research associated support fees will be amortized on a straight-line basis over the period the services are provided.

10.	Share-Based Award Plans

The Company has two share-based award plans, one of which has shares reserved for future share-based awards. For the three months ended June 30, 2007 and 2006, the Company recorded share-based compensation expense related to grants from this plan of $409,716 and $580,574, or $0.01 and $0.02 basic and fully diluted per share. For the six months ended June 30, 2007 and 2006, the Company recorded share-based compensation expense related to grants from this plan of $887,110 and $914,051, or $0.03 and $0.03 basic and fully diluted per share. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three and six months ended June 30, 2007 and 2006.

Stock Options

The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average risk-free interest rate	—	4.89%	4.83%	4.81%
Dividend yield	—	—	—	—
Expected weighted average volatility	—	.70	.76	.70
Expected weighted average life of options (years)	—	4.0	4.0	4.0
Weighted average fair value of options granted	—	$1.36	$0.91	$2.28

The Company had no stock option grants for the three months ended June 30, 2007. The risk-free interest rate is based on the expected term of the option and the corresponding U.S. Treasury bond, which in most cases is the U.S. five year Treasury bond. The Company uses historical and expected option behavior, as well as contractual life to estimate the expected life that options granted are expected to be outstanding. The Company uses historical data and expected patterns to estimate future employee terminations to determine

INHIBITEX, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applied forfeiture rates. Expected volatility is based on historical volatilities from the Company’s publicly traded stock.

			Weighted-Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Stock Options	per Option	Term	($000)

Balance at December 31, 2006	2,081,054	$5.35
Granted	78,000	1.62
Exercised	(11,977)	0.48
Forfeited or expired	(495,480)	7.84

Balance at June 30, 2007	1,651,597	$4.46	3.09	$110

The weighted-average fair value of stock options granted during the six month period ended June 30, 2007 was $0.91 based on their respective date of grant. As of June 30, 2007, there was $1,418,671 of total unrecognized share-based compensation expense related to non-vested stock option awards, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 1.22 years.

Restricted Stock

A summary of the Company’s unvested restricted stock as of June 30, 2007 is presented below:

		Weighted-
		Average
		Grant Date
Restricted Stock	Shares	Fair Value

Balance at December 31, 2006	1,659,157	$1.87
Granted	35,377	1.59
Released	(626,615)	1.93
Forfeited	(3,350)	2.05

Balance at June 30, 2007	1,064,569	$1.82

As of June 30, 2007 there was $1,262,842 of total unrecognized share-based compensation expense related to unvested restricted stock granted, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 1.09 years.

11.	Other Income

During the six months ended June 30, 2007, the Company recognized other income in the amount of $1.9 million as a result of the sale of excess raw material related to the manufacture of Veronate.

12.	Income Taxes

The Company files a U.S. federal and Georgia income tax return on an annual basis. The Company is no longer subject to U.S. federal income or state tax examinations by tax authorities for years before 2002. However, since the Company has substantial tax net operating losses originating in years before 2002, the tax authorities may adjust the amount of the pre-2002 net operating loss carried to a year after 2002. The Company is not currently under examination by any tax authority. No tax provision was required for the six months ended June 30, 2007 due to the substantial net operating loss carryforwards.

The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the implementation of Interpretation No. 48. As of

INHIBITEX, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.	Severance and Termination Benefits

On June 30, 2007, the Company terminated the employment of one executive in accordance with his employment contracts. As a result, the Company recorded a charge of $0.3 million in the second quarter of 2007 in general and administrative expenses related to the cost of severance and termination benefits. Of this amount, $0.3 million is recorded as an accrued liability as of June 30, 2007, and was paid in full on July 15, 2007. In addition due to this termination the Company partially accelerated share-based compensation expense on previously issued unvested restricted stock grant of 20,000 shares.

14.	Contingency

In February 2007, an arbitrator ruled that the Company was liable to Nabi Biopharmaceuticals, Inc. (“Nabi”) for cancellation payments and restitution in the aggregate amount of approximately $4.5 million as a result of the Company’s termination of a contract manufacturing agreement with Nabi during 2006. The Company recorded a charge of $4.5 million in 2006 as a result of the arbitration ruling. The ruling required the Company to make this payment to Nabi within 30 days of the arbitrator’s decision, which was March 9, 2007, or incur interest at a rate of 9% per annum from March 9, 2007. The Company has not paid any of the amounts due to Nabi and such amounts have accrued interest, which also have been recorded by the Company. The Company is evaluating all of its options in this matter and has sought to have the arbitrator’s ruling set aside.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

•	our ability to receive shareholder approval and consummate the FermaVir Pharmaceuticals, Inc. (“FermaVir”) acquisition;

•	the expected timing and development plans associated with FermaVir ’s two development programs;

•	our ability to execute our strategy;

•	our plan to preserve a significant portion of our financial resources to acquire additional pre-clinical or clinical-stage development opportunities beyond our MSCRAMM® platform through in-licensing, acquisition or merger to expand our development pipeline;

•	our plans if the FermaVir acquisition is not consummated;

•	our intent to further leverage, develop or monetize our MSCRAMM® platform including Aurexis through licenses, co-development, collaborations or other transactions;

•	the number of months that our current cash, cash equivalents, and short-term investments will allow us to operate;

•	our future financing requirements, the factors that influence these requirements, and how we expect to fund them;

•	potential future revenue from collaborative research agreements, partnerships, license agreements, or materials transfer agreements;

•	our ability to successfully develop our programs or to be acquired FermaVir programs and generate product-related revenue in the future;

•	and anticipated future and increased losses from operations and the potential volatility of our quarterly and annual operating costs.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: our expectation to close the FermaVir acquisition in September 2007; the continued successful development of FermaVir’s product candidates; 3M Company or Wyeth terminating our license and collaborative research agreements; maintaining sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either independently or in collaboration with partner and through the regulatory process; our collaborators do not fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; intention and ability to in-license or acquire additional antiviral development programs in the future to expand our emerging antiviral pipeline; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of this Form 10-K for December 31, 2006. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Inhibitex®, MSCRAMM®, Veronate®, and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.

The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a development stage company that is focused on the development of anti-infective products that can diagnose, prevent and treat serious infections. From our inception in 1994 to June 30, 2007, we have devoted substantially all of our resources and efforts towards the discovery and development of novel antibody-based products, all of which were based upon our proprietary MSCRAMM protein platform, for the prevention and treatment of serious bacterial and fungal infections. In November 2005, we completed enrollment of a pivotal Phase III clinical trial of Veronate, our lead product candidate at that time, which we had been developing for the prevention of certain hospital-associated infections in premature, very low birth weight infants. On April 3, 2006, we announced that this pivotal Phase III trial did not achieve its primary endpoint or any of its secondary endpoints.

In light of these Phase III trial results, in April 2006 we discontinued the development of Veronate, reduced our work-force and realigned our operations consistent with the status of our other MSCRAMM-based development programs. In addition, after a comprehensive review of the entire Veronate program and an assessment of our pipeline, assets, resources and capabilities, in June 2006 we adopted a strategy to preserve a significant portion of our financial resources in order to pursue other pre-clinical or clinical-stage development product candidates beyond our MSCRAMM platform via in-licensing, acquisition or merger activities. We postponed the initiation of any additional clinical trials of Aurexis pending the outcome of these strategic activities and intend to further leverage, develop or monetize our Aurexis program and MSCRAMM platform through licenses, co-development, collaborations, alliances or other transactions.

We expect to incur losses for the foreseeable future as we intend to support the clinical development of the antiviral development programs that we expect to obtain through the acquisition of FermaVir, as described in Recent Developments and Outlook below, or those we may obtain through future in-licensing, acquisition or merger activities. As of June 30, 2007, we had an accumulated deficit of $174.5 million.

We have neither received regulatory approval for any of our product candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive significant collaboration revenues or any commercial revenues from any of our existing or future product candidates or preclinical development programs.

Recent Developments and Outlook

On February 7, 2007, an arbitrator ruled we were liable to Nabi Biopharmaceuticals, Inc. (“Nabi”) for cancellation payments and restitution in the aggregate amount of approximately $4.5 million as a result of our termination of a contract manufacturing agreement with Nabi during 2006. The ruling provided for interest at a rate of 9% per annum commencing 30 days after the date of the award. In March 2007, Nabi filed a petition with the Supreme Court of the State of New York to confirm the arbitrator’s award, and we cross-petitioned to have the award set aside. Arguments on the cross-petitions were heard on April 16, 2007, and the judge has not yet issued a decision. Accordingly, as of June 30, 2007, we had not made any payments to Nabi on the award for which we have accrued interest since March 2007.

On April 10, 2007, we announced that we had entered into a definitive merger agreement to acquire FermaVir. FermaVir’s development-stage antiviral pipeline includes FV-100, a highly potent nucleoside analogue for the treatment of herpes zoster infections (“shingles”) that is expected to enter clinical trials in the fourth quarter of 2007, and a series of preclinical compounds for the treatment of human cytomegalovirus, or CMV disease. Under the terms of the definitive agreement, each of the 20.8 million outstanding shares of FermaVir common stock will be exchanged for 0.55 shares of our common stock. We will also assume up to 13.2 million of outstanding FermaVir options and warrants at the same exchange ratio. Completion of the transaction is subject to the approval of our shareholders and the shareholders of FermaVir and certain other conditions as set forth in the definitive agreement, and is expected to occur in September 2007. Concurrent with the execution of the merger agreement, FermaVir entered into a Note Purchase Agreement with us pursuant to which to we agreed to loan FermaVir up to $1.5 million of 12% senior secured promissory notes. We loaned FermaVir $750,000 in April 2007 and $500,000 in July 2007 and have agreed to loan $250,000 on August 9, 2007. The indebtedness is secured by a first priority lien on all of the assets of FermaVir and its subsidiaries. The amounts due under the notes are payable on the earliest of December 31, 2007, or the end of specified periods of time following termination of the merger agreement for certain reasons and consummation of an acquisition proposal other than the merger.

On August 8, 2007, FermaVir announced that FV-100 has completed preclinical studies. Based upon the encouraging data from these studies, and subject to the closing of the transaction and regulatory review we anticipate initiating a single ascending dose trial in healthy volunteers in the fourth quarter of 2007. We also announced that we and FermaVir are currently screening a number of the CMV compounds for potency and cytoxicity and we anticipate determining whether one or more of these compounds could serve as a lead clinical candidate by year-end.

We intend to complete the acquisition of FermaVir in September 2007, we anticipate that our future operating expenses will increase, primarily due to higher research and development expenses for FermaVir’s two antiviral programs, including the expensing of material in-process research and development charges upon the completion of the acquisition. We cannot predict with any certainty what future impact the acquisition of FermaVir or any future transaction will have on future operating results.

In the event that the acquisition with FermaVir does not occur, we may or may not decide to pursue other antiviral development programs through in-licensing, acquisition or merger, and may consider other strategic alternatives or pathways in which to utilize our assets, including a merger with or being acquired by another life science, pharmaceutical or other company, or liquidation of the Company.

We intend to pursue in-licensing or acquire additional antiviral development programs in the future to expand our emerging antiviral pipeline, however, we cannot assure you when, if ever, we might be successful in doing so on terms acceptable to us.

As a result of our pursuit of acquiring and developing a pipeline of antiviral programs and product candidates, we plan to leverage our capabilities and intellectual property associated with our MSCRAMM protein platform by pursuing licenses, co-development, alliances, or collaborations that could provide financial and other synergistic capabilities to support the further development and potential of Aurexis or other MSCRAMM programs. We have several existing license and collaboration agreements based upon its MSCRAMM protein platform, which includes those with Wyeth for the development of staphylococcal vaccines and 3M for the development of diagnostic products. We cannot assure you that we will be able to successfully enter into any additional licenses, co-development, collaborations or other transactions related to Aurexis, or our MSCRAMM protein platform in general, on terms acceptable to us or at all.

The research phase of our collaboration with Dyax for the development of human monoclonal antibodies for the treatment of enterococcal infections has been completed and both parties have mutually agreed not to proceed with additional research at this time.

We expect that our future operations will result in a net loss on a quarterly and yearly basis for the foreseeable future.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenue.  Revenue increased to $0.7 million for the three months ended June 30, 2007 from $0.2 million for the same quarter in 2006. This increase of $0.5 million or 250% was the result of the amortization of an upfront non-refundable license fee and periodic research-associated support fees related to the license and development agreement we entered into with 3M in January 2007. A $3.0 million non-refundable license fee and the $1.0 million in research-associated support fees are being amortized on a straight-line basis over the length of the obligation to provide support service, which is two years.

Research and Development Expense.  Research and development expense decreased to $1.7 million during the three months ended June 30, 2007 from $6.0 million in the same period in 2006. This decrease of $4.3 million, or 72%, was primarily the result of the discontinuation of the development of the Veronate program, and consisted of a $2.8 million decrease in clinical and manufacturing expenses, $1.2 million decrease in salaries, benefits, and share-based compensation, a $0.2 million decrease in license fees, patent-related legal fees and other expenses and a $0.1 million decrease in depreciation and facility related expenses.

Clinical and manufacturing-related expenses decreased as the result of a $1.8 million decrease in expenditures for the manufacture of clinical trial materials for the Veronate program in 2007. In addition there was a decrease of $1.0 million in direct clinical trial expenses due to the completion of the Veronate Phase III clinical trial in April 2006. Salaries, benefits and share-based compensation expenses decreased due to staff reductions that occurred in 2006 and 2007. License fees, patent-related legal fees and other expenses decreased due to lower sponsored research activities, fewer laboratory supplies and a decrease in other expenses, offset in part by increases in patent-related legal fees. Depreciation and facility-related expenses decreased primarily due to lower depreciation expenses from decreased amounts of property, plant and equipment.

The following table summarizes the components of our research and development expense for the three months ended June 30, 2007 and 2006.

	June 30,
	2007	2006
	(In millions)

Clinical and manufacturing-related expenses	$—	$2.8
Salaries, benefits and share-based compensation expenses	0.8	2.0
License fees, patent-related legal fees and other expenses	0.4	0.6
Depreciation and facility related expenses	0.5	0.6

Total research and development expense	$1.7	$6.0

General and Administrative Expense.  General and administrative expense decreased to $2.0 million for the three months ended June 30, 2007 from $2.6 million in the same period of 2006. The decrease of $0.6 million, or 23%, was due to $0.2 million decrease in professional and legal fees and market research expenses that were incurred in 2006, but not in 2007 for the planned commercialization of Veronate, a decrease of $0.2 million in salaries, benefits, and share-based compensation expense associated with previously announced staff reductions in 2006 and 2007, a decrease in depreciation and facility-related expenses of $0.1 million and a decrease in other expenses of $0.1 million.

Professional and legal fees and market research expenses decreased primarily due to a decrease in legal, consulting and investor relations fees. Salaries, benefits and share-based compensation expense decreased by $0.5 million primarily as a result of staff reductions in 2006 and 2007, offset in part by a $0.3 million severance and termination benefits charge in 2007. Depreciation and facility-related expenses decreased primarily due to lower depreciation expenses from decreased amounts of property, plant and equipment. Other expenses decreased due to reduced board compensation, lower license fees and decreases in other expenses.

The following table summarizes the components of our general and administrative expense for the three months ended June 30, 2007 and 2006.

	June 30,
	2007	2006
	(In millions)

Professional and legal fees and market research expenses	$0.4	$0.6
Salaries, benefits and share-based compensation expense	1.1	1.3
Other expenses	0.4	0.5
Depreciation and facility-related expenses	0.1	0.2

Total general and administrative expense	$2.0	$2.6

Six Months Ended June 30, 2007 and 2006

Revenue.  Revenue increased to $1.4 million for the six months ended June 30, 2007 from $0.5 million for the same period in 2006. This increase of $0.9 million or 180%, was the result of the amortization of an upfront non-refundable license fee and periodic research-associated support fees related to the license and development agreement we entered into with 3M in January 2007, offset in part by reduced revenue in 2007 from research activities performed under materials transfer agreements. The $3.0 million non-refundable license fee and the $1.0 million research-associated support fees are being amortized on a straight-line basis over the length of the obligation to provide support service, which is two years.

Research and Development Expense.  Research and development expense decreased to $3.2 million during the six months ended June 30, 2007 from $13.5 million in the same period in 2006. This decrease of $10.3 million, or 76%, was primarily the result of the discontinuation of the development of the Veronate program due to its failure in Phase III clinical trials, and consisted of a $6.5 million decrease in clinical and manufacturing expenses, $2.3 million decrease in salaries, benefits, and share-based compensation related to previously announced staff reductions in 2006 and 2007, a $1.2 million decrease in license fees, patent-related legal fees and other expenses and a $0.3 million decrease in depreciation and facility related expenses.

Clinical and manufacturing-related expenses decreased as the result of a $2.5 million decrease in expenditures for the manufacture of clinical trial materials for the Veronate program in 2007. In addition there was a decrease of $3.9 million in direct clinical trial expenses due to the completion of the Veronate Phase III clinical trial in April 2006 and a decrease of $0.1 million in clinical trial expenses associated with the Aurexis program. Salaries, benefits and share-based compensation expenses decreased due to staff reductions that occurred in 2006 and 2007. License fees, patent-related legal fees and other expenses decreased due to lower patent-related legal fees, sponsored research activities, lower laboratory supplies and decrease in other expenses. Depreciation and facility-related expenses decreased primarily due to lower depreciation expenses from decreased amounts of property, plant and equipment.

The following table summarizes the components of our research and development expense for the six months ended June 30, 2007 and 2006.

	June 30,
	2007	2006
	(In millions)

Clinical and manufacturing-related expenses	$—	$6.5
Salaries, benefits and share-based compensation expense	1.6	3.9
License fees, patent-related legal fees and other expenses	0.6	1.8
Depreciation and facility related expenses	1.0	1.3

Total research and development expense	$3.2	$13.5

General and Administrative Expense.  General and administrative expense decreased to $3.3 million for the six months ended June 30, 2007 from $5.4 million in the same period of 2006. The decrease of $2.1 million, or 39%, was due to a $1.3 million decrease in professional and legal fees and market research expenses that were incurred in 2006 for the planned commercialization of Veronate, a decrease of $0.4 million in salaries, benefits, and share-based compensation expense associated with previously announced staff reductions in 2006 and 2007, a decrease in other expenses of $0.3 million and a decrease in depreciation and facility-related expenses of $0.1 million.

Professional and legal fees and market research expenses decreased due to a favorable $0.5 million mediation settlement with a third party for litigation-related legal fees incurred in prior years and a $0.8 million decrease in legal, consulting, and investor relations fees that were incurred in 2006, but not in 2007 for the planned commercialization of Veronate. Salaries, benefits and share-based compensation expense decreased by $0.7 million primarily as a result of staff reductions in 2006 and 2007, offset in part by a $0.3 million severance and termination benefits charge. Other expenses decreased due to reduced board compensation, and decreases in other expenses. Depreciation and facility-related expenses decreased primarily due to lower depreciation expenses from decreased amounts of property, plant and equipment.

The following table summarizes the components of our general and administrative expense for the six months ended June 30, 2007 and 2006.

	June 30,
	2007	2006
	(In millions)

Professional and legal fees and market research expenses	$0.5	$1.8
Salaries, benefits and share-based compensation expense	1.8	2.2
Other expenses	0.7	1.0
Depreciation and facility-related expenses	0.3	0.4

Total general and administrative expense	$3.3	$5.4

Other Income (Loss), net.  Other income (loss), net increased to $1.9 million for the six months ended June 30, 2007 from $0.1 million for the comparable period in 2006. This net increase of $1.9 million was primarily due to the sale of excess raw material in 2007 that was planned to be used to manufacture Veronate. The cash proceeds from this sale were received in the beginning of the third quarter of 2007. The amount has been recorded in other income because the sale of raw materials does not represent our normal business activity.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in May 1994 through June 30, 2007, we have funded our operations primarily with $214.4 million in gross proceeds raised from a series of five private equity financings, our IPO in June 2004, and two PIPE financings, or private placement of public equity financings. We have also borrowed a total of $12.2 million under various notes payable, capital leases, and a credit facility with a commercial bank, and have received approximately $9.8 million in license fees, collaborative research payments and grants, of which $1.9 million was recorded as deferred revenue as of June 30, 2007.

On March 15, 2007, we amended our note payable with a remaining balance of $1,250,000 to be paid in 16 equal quarterly installments of $78,125 over a four year period beginning April 1, 2007.

From January 1, 2007 to June 30, 2007, we made payments of $0.8 million on our existing capital leases and notes payable. We currently are and have been in compliance with all debt covenants.

At June 30, 2007, our cash, cash equivalents and short-term investments totaled $56.6 million and we held no investments with a planned maturity greater than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government agency securities, high-grade corporate bonds, asset-backed securities, commercial paper, certificates of deposit, and money market accounts.

Cash Flows

For the six months ended June 30, 2007, cash, cash equivalents and short-term investments decreased by $4.8 million, from $61.4 million to $56.6 million. This decrease was primarily the result of net cash used for operating activities, costs incurred in connection with the proposed merger with FermaVir, a loan to FermaVir and the repayment of capital lease obligations and notes payable.

Net cash used in operating activities was $3.1 million for the six months ended June 30, 2007, reflecting our net loss for the period of $1.9 million plus a net increase in operating assets over operating liabilities of $1.9 million, offset in part by non-cash charges of $0.7 million. Net loss resulted from expenses related to research and development and ongoing general and administrative activities, less the sale of excess raw materials used to manufacture Veronate, the amortization of deferred revenue from license and collaboration agreements, and net interest income. The net increase in operating assets over operating liabilities reflected a net increase of $1.4 million in accounts receivable and prepaid expenses due principally to the sale of the excess raw materials and lower prepaid expenses, and a net increase of $0.5 million in accounts payable, accrued liabilities, and deferred revenue resulting from reduced clinical trial and manufacturing-related expenses, offset in part by higher deferred revenue.

We used net cash of $1.6 million from investing activities during the six months ended June 30, 2007, which primarily consisted of $0.8 million of deferred merger assets incurred in connection with the proposed merger with FermaVir and $0.8 million of loan advances to FermaVir.

We used net cash of $0.8 million from financing activities during the six months ended June 30, 2007 for scheduled payments on our capital leases and notes payable.

Funding Requirements

Our future funding requirements are difficult to determine and will depend on a number of factors, including:

•	whether we complete the acquisition of FermaVir as planned;

•	whether we are successful in obtaining additional pre-clinical development or clinical-stage product candidates or programs through future in-licensing, acquisition or merger activities;

•	the terms and timing of any collaborative, licensing, alliances and other arrangements that we may establish;

•	the scope, rate of progress and cost of our pre-clinical activities including the acquisition of the FermaVir programs and advancing our existing and to be acquired FermaVir programs or future research and development programs through clinical development;

•	the cost of manufacturing clinical trial materials for our product candidates;

•	the timing and costs involved in conducting pre-clinical tests or clinical trials;

•	the cost to obtain and timing of regulatory approvals;

•	the number of product candidates we may advance into preclinical or clinical development;

•	future payments received or made under existing or future license or collaboration agreements;

•	the cost to maintain a corporate infrastructure to support a publicly-traded company;

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims; and

•	the future need to acquire additional licenses or acquire product candidates or programs.

Based on our current operations, and considering the potential costs associated with acquiring FermaVir, we believe that our existing cash, cash equivalents and short-term investments of $56.6 million as of June 30, 2007, will enable us to operate the combined company post-acquisition for a period of at least 24 months from the date of this filing. Our estimate assumes that we complete the FermaVir acquisition in September 2007, we advance FermaVir’s two antiviral programs into clinical development and that we have to pay the full $4.5 million arbitration award plus accrued interest to Nabi. This estimate does not include or consider the potential expenses associated with in-licensing or acquiring additional pre-clinical or clinical stage product candidates we may obtain in the future, or any partnerships, collaborations or alliances for Aurexis or any other MSCRAMM-based programs that we may enter into, any other significant transaction or change in our strategy. We cannot predict with any certainty what impact the acquisition of FermaVir or any future transaction will have on our liquidity.

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

Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations, and United States government agency securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not have any foreign currency or other derivative financial instruments, and we do not have significant interest rate risk associated with our debt obligations. We have the ability to hold any of our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, who is currently the same individual, to allow timely decisions regarding required disclosure. Our management, under the supervision of such individual, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, such individual concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 7, 2007, an arbitrator ruled we were liable to Nabi Biopharmaceuticals, Inc. for cancellation payments and restitution in the aggregate amount of approximately $4.5 million as a result of our termination of a contract manufacturing agreement with Nabi during 2006. We incurred a charge of $4.5 million in 2006 as a result of the arbitration ruling. The ruling provided for interest at a rate of 9% per annum commencing 30 days after the date of the award. In March 2007, Nabi filed a petition with the Supreme Court of the State of New York to confirm the arbitrator’s award, and we cross-petitioned to have the award set aside. Arguments on the cross-petitions were heard on April 16, 2007, and the judge has not yet issued a decision. Accordingly, as of June 30, 2007, we had not made any payments to Nabi on the award.

ITEM 1A.	RISK FACTORS

You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our financial condition, and our ability to raise additional capital in the future or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 have not materially changed except as set forth below.

If we close the merger transaction with FermaVir or otherwise succeed in implementing our strategy of pursuing other preclinical and clinical antiviral development opportunities or programs through in-licensing, acquisition or merger, we may encounter difficulties managing our operations.

We plan to obtain antiviral development programs that are based on chemical compounds, or small molecules. Historically, we have been focused on the development and commercialization of antibody-based product candidates, which are made from biologic materials and are generally considered to be large molecules. Therefore, we have limited experience in the discovery, development and manufacturing of antiviral small molecule compounds. In order to successfully manage this shift in operational focus, we will need to expand and supplement our research and clinical development, regulatory, and manufacturing functions through the addition of key employees, consultants or third-party contractors to provide certain skill sets including virology, medicinal chemistry drug formulation and pharmacology. We cannot assure you that we can attract or retain such qualified employees, consultants or third-party contractors that have appropriate antiviral small molecule drug development experience. In the event we cannot successfully manage these changes, if they occur, there may be an adverse impact on our business.

Our business and stock price may be adversely affected if the acquisition of FermaVir is not completed.

The acquisition of FermaVir is subject to several customary conditions, including the effectiveness of the registration statement and the approvals of the transaction by our stockholders and the stockholders of FermaVir. If the acquisition of FermaVir is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	the diversion of our management’s attention from its day-to-day business as a result of efforts relating to seeking to identify, negotiate and consummate another transaction the acquisition;

•	the current market price of our common stock reflects a market assumption that the acquisition will be completed;

•	under certain circumstances, we could be required to pay FermaVir a $900,000 termination fee;

•	we must pay costs related to the merger; and

•	we would not realize the benefits we expect from acquiring FermaVir.

If we are unable to retain or, in the future, attract key employees, advisors or consultants, we may be unable to successfully develop and commercialize our product candidates or otherwise manage our business effectively.

Our success depends in part on our ability to retain qualified management and personnel, directors and academic scientists and clinicians as advisors or consultants. We are currently dependent upon the efforts of our executive officers and senior management. In order to pursue our strategy of obtaining preclinical and clinical-stage development opportunities through in-licensing, acquisition or merger, we will need to retain personnel with experience in a number of disciplines, including research and development, clinical testing, government regulation, manufacturing, business development, accounting, finance, human resources and information systems. Although we have not had material difficulties in retaining and attracting key personnel in the past, we may not be able to continue to retain and attract such personnel on acceptable terms, if at all.

If we lose any key employees, or we are unable to attract and retain qualified personnel, advisors or consultants, our business may be harmed.

If we are successful in obtaining preclinical or clinical-stage antiviral development opportunities or programs through in-licensing, acquisition or merger activities, we may need additional capital, which may not be available to us on acceptable terms, if at all.

We expect that we may need additional capital in the future, and the extent of this need will depend on many factors, some of which very difficult to predict and others that are beyond our control, including:

•	our ability to obtain and successfully integrate preclinical or clinical-stage antiviral development programs we may obtain through in-licensing, acquisition or merger activities;

•	the successful and continued preclinical and clinical development of our MSCRAMM product candidates independently or through collaborations;

•	the time it takes to receive regulatory approvals needed to clinically advance or market our product candidates;

•	the stage of development of the program we may obtain;

•	future payments, if any, received or made under existing or possible future collaborative arrangements;

•	the costs associated with protecting and expanding our patent and other intellectual property rights; and

•	the extent to which we acquire licenses to new products, development programs or compounds in the future.

We anticipate that our existing cash, cash equivalents and short-term investments will enable us to operate for a period of at least 24 months from the date of this filing. This estimate assumes we complete the acquisition of FermaVir in September 2007 as described herein and we proceed with the development of FermaVir’s two anti-viral programs. If we are successful in implementing our strategy and obtain additional preclinical or clinical-stage antiviral development programs through in-licensing, acquisition or merger, the number of months that our existing cash resources might allow us to operate may be significantly reduced as the level of anticipated expenditures on research and development activities would increase. We have no other committed sources of additional capital at this time. We cannot assure you that funds will be available to us in the future on acceptable terms, if at all. If adequate funds are not available to us on terms that we find acceptable, or at all, we may be required to delay, reduce the scope of, or eliminate research and development efforts or clinical trials on any or all of our product candidates. We may also be forced to curtail or restructure our operations, obtain funds by entering into arrangements with collaborators or partners on unattractive terms, sell or relinquish rights to certain technologies, product candidates or our intellectual property that we would not otherwise sell or relinquish in order to continue our operations.

If we are successful in pursuing other preclinical and clinical antiviral development opportunities through in-licensing, acquisition or merger, your ownership in us could be diluted.

We anticipate that we will need to issue additional shares of common stock in the future to support or fund our current strategy and our planned operations. Any issuance of equity we may undertake in the future could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those shares being dilutive. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder.

We may be unable to enter into future license, collaborations or other transactions with respect to Aurexis or our MSCRAMM protein platform, which could harm our business.

At this time, we do not intend to continue to independently advance the clinical development of Aurexis or any of our other MSCRAMM-related programs. We plan to leverage our capabilities and intellectual property associated with our MSCRAMM protein platform by pursuing licenses or corporate collaborations that could provide financial and other synergistic capabilities to support the further development and potential of these programs, including Aurexis. We have several existing license and collaboration agreements based upon our MSCRAMM protein platform, which include those with Wyeth for the development of staphylococcal vaccines and 3M Company for the development of diagnostics products. We cannot assure you that we will be able to successfully enter into any additional licenses, collaborations, or other transactions related to Aurexis, or our MSCRAMM protein platform in general, on terms acceptable to us or at all.

We may be unable to successfully develop or commercialize product candidates that are the subject of collaborations if our collaborators do not perform.

We have in the past and expect to continue to enter into and rely on collaborations or other arrangements with third parties to develop and / or commercialize our existing and future product candidates. Such collaborators may not perform as agreed, or may fail to comply with strict regulations or elect to delay or terminate their efforts in developing or commercializing our product candidates. We cannot assure you that any product candidates will emerge from our relationships with Wyeth, or 3M Company, or other collaborations we may enter into in the future related to any of our other product candidates.

Our revenues, expenses and results of operations will be subject to significant fluctuations, which will make it difficult to compare our operating results from period to period.

Until we have successfully developed and commercialized an existing or future product candidate, we expect that substantially all of our revenue will result from payments we receives under collaborative arrangements or license agreements where we grant others the right to use our intellectual property. We may not be able to generate additional revenues under existing or future collaborative agreements. Furthermore, payments potentially due to us under our existing and any future collaborative arrangements, including any milestone and up-front payments, are subject to significant fluctuation in both timing and amount, or may never be earned or paid. Therefore, our historical and current revenues may not be indicative of our ability to achieve additional payment-generating milestones. In addition, certain of our contract agreements provide for minimum commitment obligation amounts that we may not need and therefore may not be cost effective to us. As of December 31, 2006, our minimum future commitments, including debt and lease obligations amounted to an aggregate of $11.2 million, assuming the relevant agreements are not cancelled or terminated by them. We expect that our operating results will also vary significantly from quarter to quarter and year to year as a result of the timing of in-licensing, acquisition, our research and development efforts, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, the timing of the manufacture of our product candidates or other development related factors. Accordingly, our revenues and results of operations for any period may not be comparable to the revenues or results of operations for any other period.

We have experienced losses since our inception. We expect to continue to incur such losses for the foreseeable future and we may never become profitable.

Since inception (May 13, 1994) through June 30, 2007, we have incurred a cumulative deficit of approximately $174.5 million. Our losses to date have resulted principally from:

•	costs related to our research programs and the clinical development of our product candidates; and

•	general and administrative costs relating to our operations.

We anticipate incurring losses for the foreseeable future if we further develop our product candidates or acquire additional product candidates or programs, which will generally require us to conduct significant research and laboratory testing, conduct extensive and expensive clinical trials, and seek regulatory approvals. We cannot assure you that we will ever generate direct or royalty revenue from the sale of products or ever become profitable. Based on our current strategy, our quarterly and annual operating costs and revenues may become highly volatile, and comparisons to previous periods will be difficult.

Risks Related to Owning Our Common Stock

Our common stock price has been highly volatile, and your investment in us could suffer a decline in value.

The market price of our common stock has been highly volatile since the completion of our initial public offering in June 2004. The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors and events, including but not limited to:

•	our ability to complete the FermaVir merger and other in-licensing or acquisition transactions to obtain other preclinical or clinical-stage development programs on terms acceptable to us, our stockholders, analysts, and institutional buyers;

•	our ability to manage our cash burn rate at an acceptable level;

•	disclosure of our or our competitors’ clinical trial status or data;

•	the approval or commercialization of new products by us or our competitors, and the disclosure thereof;

•	developments regarding our MSCRAMM program and Aurexis;

•	announcements of scientific innovations by us or our competitors;

•	rumors relating to us or our competitors;

•	public concern about the safety of our product candidates, products or similar classes of products;

•	litigation to which we may become subject;

•	disclosures of any favorable or unfavorable clinical or regulatory developments concerning our clinical trials, manufacturing, or product candidates;

•	actual or anticipated variations in our annual and quarterly operating results;

•	changes in general conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in drug reimbursement rates or government policies related to reimbursement;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	new regulatory legislation adopted in the United States or abroad;

•	our failure to achieve or meet equity research analysts’ expectations or their estimates of our business, or a change in their recommendations concerning us, the value of our common stock or our industry in general;

•	termination or delay in any of our existing or future collaborative arrangements;

•	future sales of equity or debt securities, including large block trades or the sale of shares held by our directors or management;

•	the loss of our eligibility to have shares of our common stock traded on the Nasdaq Global Market due to our failure to maintain listing standards;

•	changes in accounting principles;

•	failure to comply with the periodic reporting requirements of publicly-owned companies, under the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002; and

•	general economic conditions.

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

INHIBITEX, INC

/s/  Russell H. Plumb
Russell H. Plumb
President, Chief Executive Officer, and
Chief Financial Officer

Date: August 9, 2007

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Section 302 Certification of the Chief Executive Officer and Chief Financial Officer as Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer