Form 10-Q
period 2007-09-30
INHIBITEX, INC.
filed 2007-11-09
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 1, 2007, 42,524,071 shares of the Registrant’s Common Stock were outstanding.

PAGE
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 and for the Period from Inception (May 13, 1994) through September 30, 2007	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and for the Period from Inception (May 13, 1994) through September 30, 2007	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 4. Submission of Matters to a Vote	27
Item 6. Exhibits	29
Signatures	30
Exhibit Index
EX-10.49 LICENSE AGREEMENT
EX-10.50 EMPLOYMENT AGREEMENT
EX-10.51 EMPLOYEE STOCK OPTION AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO AND CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,024,147	$19,681,861
Short-term investments	36,964,313	41,676,223
Prepaid expenses and other current assets	998,491	1,002,810
Accounts receivable	438,528	332,669

Total current assets	55,425,479	62,693,563
Property and equipment, net	2,765,981	3,530,796
Other assets and investments	545,105	—

Total assets	$58,736,565	$66,224,359

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,761,055	$629,249
Accrued expenses	7,276,562	7,392,210
Current portion of notes payable	312,500	833,333
Current portion of capital lease obligations	742,770	816,184
Current portion of deferred revenue	1,191,667	191,667
Other current liabilities	152,727	152,728

Total current liabilities	11,437,281	10,015,371
Long-term liabilities:
Notes payable, net of current portion	781,250	625,000
Capital lease obligations, net of current portion	218,285	829,871
Deferred revenue, net of current portion	425,000	537,500
Other liabilities, net of current portion	1,023,480	1,139,599

Total long-term liabilities	2,448,015	3,131,970

Total liabilities	13,885,296	13,147,341
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2007 and December 31, 2006; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at September 30, 2007 and December 31, 2006; 42,393,979 and 30,278,135 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	42,394	30,278
Warrants	15,551,492	11,517,743
Additional paid-in capital	239,793,901	214,192,588
Other comprehensive income	73,951	12,000
Deficit accumulated during the development stage	(210,610,469)	(172,675,591)

Total stockholders’ equity	44,851,269	53,077,018

Total liabilities and stockholders’ equity	$58,736,565	$66,224,359

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Period from
					Inception
					(May 13, 1994)
	Three Months Ended		Nine Months Ended		Through
	September 30		September 30,		September 30
	2007	2006	2007	2006	2007
Revenue:
License fees and milestones	$412,500	$37,500	$1,237,500	$112,500	$2,550,000
Collaborative research and development	250,000	125,000	750,000	375,000	4,249,455
Grants and other revenue	—	6,127	28,500	193,579	810,551

Total revenue	662,500	168,627	2,016,000	681,079	7,610,006
Operating expense:
In-process research and development	32,575,273	—	32,575,273	—	32,575,273
Research and development	3,223,154	2,510,667	6,468,191	15,985,417	139,680,866

Total research and development	35,798,427	2,510,667	39,043,464	15,985,417	172,256,139
General and administrative	1,581,888	1,953,787	4,849,952	7,328,153	41,673,670

Total operating expense	37,380,315	4,464,454	43,893,416	23,313,570	213,929,809

Loss from operations	(36,717,815)	(4,295,827)	(41,877,416)	(22,632,491)	(206,319,803)
Other (expense) income, net	(31)	1,002,250	1,944,548	1,059,993	3,662,206
Interest income, net	645,085	704,996	1,997,990	2,329,441	8,429,191

Net loss	(36,072,761)	(2,588,581)	(37,934,878)	(19,243,057)	(194,228,406)
Dividends and accretion to redemption value of redeemable preferred stock	—	—	—	—	(16,382,063)

Net loss attributable to common stockholders	$(36,072,761)	$(2,588,581)	$(37,934,878)	$(19,243,057)	$(210,610,469)

Basic and diluted net loss per share	$(1.12)	$(0.09)	$(1.22)	$(0.64)

Weighted average shares used to compute basic and diluted net loss per share	32,170,657	30,272,775	31,168,994	30,253,888

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			Inception
			(May 13, 1994)
	Nine Months Ended		Through
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(37,934,878)	$(19,243,057)	$(194,228,406)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	32,575,273	—	32,575,273
Depreciation and amortization	790,711	1,572,645	10,569,894
Share-based compensation	1,487,828	1,462,348	5,283,510
Loss on sale of equipment	1,538	1,017	102,546
Amortization of investment premium or discount	(1,096,357)	99,815	(757,254)
Forgiveness of receivables from stockholders	—	—	28,695
Amortization of warrants and discount on debt	—	—	176,477
Stock issued for interest	—	—	126,886
Cumulative effect of change in accounting principle	—	(58,460)	41,040
Changes in operating assets and liabilities, net of acquisition:
Prepaid expenses and other assets	27,328	240,303	(975,482)
Accounts receivable	(105,859)	(174,748)	(438,528)
Accounts payable and other liabilities	(459,435)	(2,079,283)	1,462,141
Accrued expenses	(866,550)	(2,433,402)	6,525,660
Deferred revenue	887,500	(112,500)	1,616,667

Net cash used in operating activities	(4,692,901)	(20,725,322)	(137,890,881)
Cash flows from investing activities:
Purchases of property and equipment	(23,834)	(232,863)	(8,986,875)
Purchases of investments	(60,690,948)	(39,963,323)	(275,194,872)
Proceeds from maturities of investments	65,998,000	55,563,000	238,486,598
Cash paid in connection with the acquisition, net of cash acquired	(2,273,202)	—	(2,273,202)

Net cash provided by (used in) investing activities	3,010,016	15,366,814	(47,968,351)
Cash flows from financing activities:
Proceeds from promissory notes, notes payable and related warrants	—	—	5,513,492
Payments on promissory notes and capital leases	(1,049,583)	(1,759,793)	(7,906,633)
Proceeds from bridge loan and related warrants	—	—	2,220,000
Net proceeds from the issuance of preferred stock and warrants	—	—	81,788,868
Proceeds from the issuance of common stock, net of issuance costs	74,754	80,348	121,267,652

Net cash (used in) provided by financing activities	(974,829)	(1,679,445)	202,883,379

(Decrease) increase in cash and cash equivalents	(2,657,714)	(7,037,953)	17,024,147
Cash and cash equivalents at beginning of period	19,681,861	33,842,937	—

Cash and cash equivalents at end of period	$17,024,147	$26,804,984	$17,024,147

Supplemental cash flow information:
Interest paid	$116,254	$257,778	$1,398,766
Supplemental non-cash investing and financing activities:
Fixed assets capitalized using promissory notes and capital leases	—	—	4,447,946
Conversion of bridge loans and interest payable into preferred stock	—	—	2,124,576
Preferred stock dividends and accretion of preferred stock to redemption value	—	—	16,382,063
The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Overview
Inhibitex, Inc. (“Inhibitex” or the “Company”) was incorporated in the state of Delaware in May 1994. Inhibitex is a biopharmaceutical company focused on the development of differentiated anti-infective products that can diagnose, prevent and treat serious infections. The Company’s primary activities since incorporation have been recruiting personnel, conducting research, conducting pre-clinical studies and clinical trials, performing business and financial planning, and raising capital. The Company is considered to be in the development stage for financial reporting purposes.
The Company has incurred operating losses in each year since its inception and expects such annual losses to continue. These losses have largely been the result of research and development expenses in connection with the discovery and development of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections, all of which were based upon the Company’s proprietary MSCRAMM protein platform. The Company’s previous lead product candidate, Veronate®, which failed to meet its primary endpoint in a pivotal Phase III clinical trial and further development was discontinued. Aurexis, the Company’s 99second product candidate, has completed one Phase II clinical trial and is developed to treat, in combination with antibiotics, serious life-threatening Staphylococcus aureus (S. aureus) bloodstream infections in hospitalized patients. The Company has also licensed the rights to use its MSCRAMM protein platform to Wyeth for use in the development of staphylococcal vaccines and to 3M Company for use in developing diagnostic applications.
After a comprehensive review and assessment of the Company’s pipeline, assets, resources and capabilities in 2006, the Company adopted a strategy to expand its pipeline by obtaining preclinical or clinical-stage antiviral development programs via in-licensing, acquisition or merger activities and postponed further development of its MSCRAMM-based programs, including Aurexis, pending the outcome and finalization of these efforts.
In September 2007, the Company consummated the acquisition of FermaVir Pharmaceuticals, Inc., or FermaVir. FermaVir’s development-stage antiviral pipeline includes FV-100, a nucleoside analogue for the treatment of herpes zoster infections (“shingles”), and a series of preclinical nucleoside analogue compounds for the treatment of human cytomegalovirus, or CMV.
In addition, in September 2007, the Company obtained an exclusive worldwide license from the University of Georgia Research Foundation (“UGARF”) for intellectual property covering a series of HIV integrase inhibitors and other antiviral compounds in exchange for an upfront license fee of $750,000 and the fair market value of $300,000 units of the Company’s common stock, future milestone payments and royalties on future net sales. The license agreement also includes intellectual property related to hepatitis C.
The Company plans to continue to finance its operations with its existing cash, cash equivalents, short-term and long-term investments, or through future equity and/or debt financings, or proceeds from potential future collaborations or partnerships. The Company’s ability to continue its operations is dependent, in the near term, upon managing its cash resources, successful development of its product candidates, entering into additional in-licensing, collaboration or partnership agreements, executing future financings or transactions and ultimately, upon achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company or that the Company will ever become profitable.
2. Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s significant accounting policies have not changed since December 31, 2006, except as outlined below:
Principles of Consolidation. In April 2007, the Company formed Frost Acquisition Corp., a Delaware corporation, as a wholly-owned subsidiary. Frost Acquisition Corp. does not engage in any operations and was formed solely to consummate the acquisition of FermaVir. The accompanying consolidated financial statements include all accounts of the Company and this wholly-owned subsidiary. All inter-company balances have been eliminated.
Income Taxes. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. No cumulative adjustment was required or recorded as a result of the adoption of Interpretation No. 48. Please see Note 10-Income Taxes.
Recent Accounting Pronouncements. In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures in regards to fair value measurements contained in the financial statements. The new standard is not expected to have any significant effect on the Company’s financial position or results of operations. SFAS No. 157 will become effective for the Company as of the first quarter of 2008.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The new standard is not expected to have any significant effect on the Company’s financial position or results of operations.
3. Agreement and Plan of Merger and Reorganization
On September 19, 2007, the Company consummated the acquisition of 100% of the common shares and equity interests of FermaVir pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 9, 2007, the (”merger agreement”). Pursuant to the merger agreement, FermaVir merged with and into Frost Acquisition Corp., a wholly-owned subsidiary of the Company, which is referred to as the merger sub, with the merger sub continuing as a wholly-owned subsidiary of the Company under the name FermaVir Pharmaceuticals, Inc. The acquisition included FV-100, a highly potent, orally bioavailable bicyclic nucleoside analogue for the treatment of shingles and a series of preclinical compounds for the treatment of human cytomegalovirus, or CMV, disease to the Company’s pipeline. The consolidated statements of operations include the results of FermaVir from the closing date of the acquisition on September 19, 2007.
The fair value of the issuance of 11,469,260 of Inhibitex common stock in exchange for all outstanding FermaVir common shares was $18.9 million or $1.65 per share, based on the average of the closing prices for a range of trading days (April 7, 2007 through April 11, 2007, inclusive) around and including the announcement date of the merger transaction. The fair value of FermaVir’s stock options and stock warrants assumed by Inhibitex was determined using the Black-Scholes option pricing model with the following weighted average assumptions: stock price of $1.65, which is the value ascribed to the Inhibitex’s common stock in determining the purchase price; volatility of 71%; dividend rate of 0%; risk-free interest rate of 4.6%; and a weighted average expected option life of 8.3 years.
The estimated purchase price was calculated as follows (in thousands):

Fair value of Inhibitex common stock issued	$18,924
Estimated fair value of FermaVir stock options and stock warrants assumed	9,223
Estimated transaction and exit costs	1,920
Cash advance consideration as note receivable	1,500

Total purchase price	$31,567

The acquisition was accounted for as an acquisition of assets in accordance with SFAS, No. 142, Goodwill and Other Intangible Assets. The total estimated purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the transaction, based on their estimated fair values. The purchase price allocation is preliminary and additional adjustments may occur. As FermaVir was a development stage enterprise, the acquisition was not considered to be a business combination, and the excess allocation of the preliminary purchase price did not result in goodwill.
The preliminary allocation of the total purchase price, as shown above, to the acquired tangible and intangible assets and assumed liabilities of FermaVir based on their fair values as of the acquisition date are as follows:

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
Cash and cash equivalents	$69
Prepaid expenses and other current assets	23
Property and equipment, net	4
Other assets	44
Accounts payable	(871)
Accrued expenses	(277)

Net fair value of acquired assets and liabilities	(1,008)
In-process research and development	32,575

Total purchase price	$31,567

The acquired in-process research and development (“IPR&D”) project is FV-100, a compound in development as a potential treatment of varicella zoster virus (“VZV”) the causative agent for shingles and chickenpox. The CMV program acquired did not qualify as a project for IPR&D purposes and is excluded from the purchase price allocation. The accounting fair value of FV-100 IPR&D was $21.2 million. Due to the application of Emerging Issues Task Force (“EITF”) 98-3, the remaining purchase price was reallocated to FV-100 rather than to goodwill. The purchase price was based on $1.65 per share, using average closing prices for a range of trading days (April 7, 2007 through April 11, 2007, inclusive) around and including the announcement date of the merger transaction and the fair value of FermaVir’s stock options and stock warrants assumed by Inhibitex using the Black-Scholes option pricing model at $1.65 per share price.
The fair value of the IPR&D project was determined utilizing the income approach, assuming that the rights to the IPR&D project will be sublicensed in the future to third parties in exchange for certain upfront, milestone and royalty payments, and the combined company will have no further involvement in the ongoing development and commercialization of the projects. Under the income approach, the expected future net cash flows from sublicensing the IPR&D project are estimated, risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Because the acquired IPR&D project is in the early stages of the development cycle and has no alternative future use, the amount allocated to IPR&D was recorded as an expense immediately upon completion of the acquisition.
The Company has accrued exit costs in connection with the acquisition of FermaVir. The liability outstanding as of September 30, 2007 is $0.2 million of exit costs in connection with lease terminations, severance and relocation costs.
Pro Forma Results of Operations
The results of operations of FermaVir are included in Inhibitex’s condensed consolidated financial statements from the closing date of the acquisition on September 19, 2007. The following table presents pro forma results of operations and gives effect to the acquisition transaction as if the acquisition was consummated at the beginning of the period presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition of assets been completed at the beginning of the period or of the results that may occur in the future.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except earnings per share data)	2007	2006	2007	2006
Revenues	$663	$169	$2,016	$681

Operating expenses	$38,118	$4,932	$48,116	$26,006

Net loss	$(36,833)	$(3,082)	$(50,068)	$(22,098)

Basic and diluted net loss per common share	$(0.87)	$(0.07)	$(1.19)	$(0.53)

The pro forma results for the three months and nine months ended September 30, 2007 include $32.6 million of non-recurring charges for the write-off of in-process research and development asset.

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Notes Payable
In December 2004, the Company entered into an interest-free, $2.5 million note payable with a local development authority for laboratory-related leasehold improvements at the Company’s research and headquarters facility. Beginning in October 2005, the Company made the first of 16 equal quarterly installments of principal of $208,333. On March 15, 2007, the note payable was amended such that the remaining balance of $1,250,000 will be paid in 16 equal quarterly installments of $78,125 over a four year period beginning April 1, 2007. As of September 30, 2007 and December 31, 2006, $1,093,750 and $1,458,333 were outstanding under this note payable, respectively.
Future minimum payments due under notes payable as of September 30, 2007 are as follows:

Year Ending December 31,
2007	$78,125
2008	312,500
2009	312,500
2010	312,500
2011	78,125

Total future payments	$1,093,750

5. Stockholders’ Equity
Common Stock Warrants. In February 2007, a total of 1,199,671 Series D warrants expired with an exercise price of $14.07. The total Black-Scholes value of those warrants was $4,140,065, and such amount was reclassified from warrants to additional paid-in capital. In September 2007, the Company assumed warrants pursuant to the FermaVir acquisition with a fair market value of $8,173,814. Please see Note 3-Agreement and Plan of Merger and Reorganization. As of September 30, 2007, and December 2006, there were 8,535,097 and 3,807,706 warrants outstanding, respectively. As of September 30, 2007, all of the warrants are exercisable and expire from August 20, 2008 to January 26, 2017. The weighted average strike price as of September 30, 2007 and December 2006 was $3.58 and $11.19, respectively.
6. Net Loss Per Share
The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding (commonly and hereinafter referred to as common stock equivalents). Common stock equivalents consist of common shares issuable upon the exercise of stock options, warrants, and non-vested restricted shares. For diluted net loss per share common stock equivalents are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive.

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss attributable to common stockholders	$(36,072,761)	$(2,588,581)	$(37,934,878)	$(19,243,057)

Weighted average common shares outstanding used to compute basic earnings per share	32,170,657	30,272,775	31,168,994	30,253,888
Dilutive effect of:
Stock options and restricted stock	—	—	—	—
Warrants	—	—	—	—

Shares used to compute diluted earnings per share	32,170,657	30,272,775	31,168,994	30,253,888

Basic and diluted net loss per share	$(1.12)	$(0.09)	$(1.22)	$(0.64)

Number of antidilutive stock options and restricted stock excluded from computation	5,923,697	3,511,504	5,923,697	3,511,504

Number of antidilutive warrants excluded from computation	8,535,097	3,807,706	8,535,097	3,807,706

7. License Fees and Collaborative Research and Support
In January 2007, the Company entered into an exclusive worldwide license and commercialization agreement with 3M Company (“3M”) for the development of various diagnostic products using its MSCRAMM protein platform. Under the terms of the agreement, the Company granted 3M exclusive global licenses to use MSCRAMM protein intellectual property in the development of diagnostic products in exchange for license fees, future milestone payments, financial support of future research and development activities and royalty payments on net product sales. The development, manufacture and sale of any products resulting from the collaboration are the responsibility of 3M. The Company may terminate this agreement if 3M fails to use certain reasonable commercial efforts to bring related products to the market. 3M may terminate the agreement without cause upon three months written notice, upon payment of all license fees, development support for the calendar year, reimbursement of certain patent expenses, and any other amounts potentially due upon the termination of the agreement. Either party may terminate the agreement for cause upon providing two months written notice. Otherwise, the agreement will terminate upon the expiration of all licensed patents. Under the agreement, the Company is entitled to receive the following: (i) non-refundable license fees of $3.0 million, of which $1.75 million was paid in April 2007 and the balance of which is due in the first quarter of 2008, (ii) $1.0 million in development support payments over 2007 and 2008, (iii) milestone payments on the first commercial sale of each (a) diagnostic product that target organisms in the MSCRAMM protein platform, (iv) a tiered royalty based on net sales of diagnostic products, and (v) reimbursement of certain patent expenses related to licensed MSCRAMM proteins. The Company is obligated to provide support to 3M pursuant to a mutually agreed-upon development and collaboration plan for a period of at least two years. The Company will amortize on a straight-line basis the non-refundable license fees of $3.0 million over the length of the obligation to provide service, which is two years of collaborative support. Collaborative support fees will be amortized on a straight-line basis over the period the services are provided.
8. Share-Based Award Plans
The Company has two share-based award plans, one of which has shares reserved for future share-based awards. For the three months ended September 30, 2007 and 2006, the Company recorded share-based compensation expense related to grants from this plan of $600,718 and $548,297, or $0.02 and $0.02 basic and fully diluted per share. For the nine months ended September 30, 2007 and 2006, the Company recorded share-based compensation expense related to grants from this plan of $1,487,828 and $1,462,348, or $0.05 and $0.05 basic and fully diluted per share. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three and nine months ended September 30, 2007 and 2006.
Stock Options
Excluding the options assumed in connection with the FermaVir acquisition, the fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method under the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average risk-free interest rate	4.19%	—	4.22%	4.81%
Dividend yield	—	—	—	—
Expected weighted average volatility	.71	—	.71	.70
Expected weighted average life of options (years)	4.0	—	4.0	4.0
Weighted average fair value of options granted	$0.81	—	$0.81	$1.93

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The risk-free interest rate is based on the expected term of the option and the corresponding U.S. Treasury bond, which in most cases is the U.S. five year Treasury bond. The Company uses historical and expected option behavior, as well as contractual life to estimate the expected life that granted options are expected to be outstanding. The Company uses historical data and expected patterns to estimate future employee terminations to determine applied forfeiture rates. Expected volatility is based on historical volatilities from the Company’s publicly traded stock.
A summary of the Company’s outstanding options as of September 30, 2007 is presented below:

				Aggregate
		Weighted Average	Weighted-Average	Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Stock Options	Per Option	Term	($000)
Balance at December 31, 2006	2,081,054	$5.35
Granted	3,419,884	1.61
Exercised	(11,977)	0.48
Forfeited or expired	(629,833)	7.96

Balance at September 30, 2007	4,859,128	$2.39	6.38	$117

Stock options granted during the nine month period ended September 30, 2007 includes 1,311,384 assumed in connection with the FermaVir acquisition. The weighted-average fair value of stock options granted during the nine month period ended September 30, 2007, excluding the 1,311,384 granted in connection with the FermaVir acquisition, was $0.81 based on their respective date of grant. As of September 30, 2007, there was $2,922,544 of total unrecognized share-based compensation expense related to non-vested stock option awards, not discounted for future forfeitures.
Restricted Stock
A summary of the Company’s unvested restricted stock as of September 30, 2007 is presented below:

		Weighted-
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Balance at December 31, 2006	1,659,157	$1.87
Granted	35,377	1.59
Released	(626,615)	1.93
Forfeited	(3,350)	2.05

Balance at September 30, 2007	1,064,569	$1.82

As of September 30, 2007 there was $838,533 of total unrecognized share-based compensation expense related to unvested restricted stock granted, not discounted for future forfeitures.
9. Other Income
During the nine months ended September 30, 2007, the Company recognized other income in the amount of $1.9 million as a result of the sale of excess raw material that was originally purchased for the manufacture of Veronate.

INHIBITEX, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10. Income Taxes
The Company files U.S. federal and Georgia income tax return on an annual basis. The Company is no longer subject to U.S. federal income or state tax examinations by tax authorities for years before 2002. However, since the Company has substantial tax net operating losses originating in years before 2002, the tax authorities may adjust the amount of the pre-2002 net operating loss carried to a year after 2002. The Company is not currently under examination by any tax authority. No tax provision was required for the three months and nine months ended September 30, 2007 due to the substantial net operating loss carryforwards.
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
11. Comprehensive Income
The components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net loss	$(36,072,761)	$(2,588,581)	$(37,934,878)	$(19,243,057)
Change in net unrealized gains on investments	54,417	69,034	61,951	99,400

Comprehensive loss	$(36,018,344)	$(2,519,547)	$(37,872,927)	$(19,143,657)

12. Contingency
In February 2007, an arbitrator ruled that the Company was liable to Nabi Biopharmaceuticals, Inc. (“Nabi”) for restitution and cancellation payments in the aggregate amount of approximately $4.5 million, including $1.2 million with respect to restitution for prior production and approximately $3.3 million relating to cancellation fees as a result of the Company’s termination of a manufacturing agreement with Nabi during 2006. The Company recorded a charge of $4.5 million in 2006 as a result of the arbitration ruling. In March 2007, Nabi petitioned the Court to confirm the full $4.5 million arbitration award, including approximately $1.2 million in restitution for prior services performed under the agreement and approximately $3.3 million for cancellation fees. In April 2007, the Company cross-petitioned the Supreme Court of New York (the “Court”) seeking to have the $3.3 million portion of the award relating to the cancellation fees vacated. On October 18, 2007, the Company learned that the Court had ruled to vacate approximately $3.3 million portion relating to cancellation fees. The Court did confirm the $1.2 million award of restitution. As of September 30, 2007, the Company believes it is adequately reserved and has not paid any of the amounts due to Nabi.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	the expected timing and development plans associated with our antiviral and anti-bacterial development programs;

•	our ability to execute our strategy;

•	our plan to expand our pipeline by in-licensing and/or acquiring additional antiviral dug candidates or programs to diversify our risk in our pipeline on any single drug;

•	our intent to further leverage, develop or monetize our MSCRAMM® platform including Aurexis through licenses, co-development, collaborations or other transactions;

•	our intent to establish new strategic collaborations to accelerate development and commercialization of our dug candidates;

•	the expected timing of data from our exploratory clinical trial for FV-100;

•	our timing and plan to select a lead candidate for our HIV integrase inhibitor program and perform IND enabling studies;

•	our timing and plan to select a lead candidate for our CMV program;

•	our timing and plan to advance Aurexis into well, powered Phase II proof of concept trial through license, co-development, collaboration or other transaction;

•	our plans to support our existing collaborations;

•	the number of months that our current cash, cash equivalents, and short-term investments will allow us to operate;

•	our future financing requirements, the factors that influence these requirements, and how we expect to fund them;

•	potential future revenue from collaborative research agreements, partnerships, license agreements, or materials transfer agreements;

•	our ability to successfully develop our programs and generate product-related revenue in the future;

•	and anticipated future and increased losses from operations and the potential volatility of our quarterly and annual operating costs.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: the continued successful development of our product candidates; 3M Company or Wyeth terminating our license and collaborative research agreements; maintaining sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either independently or in collaboration with partner and through the regulatory process; our collaborators do not fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; our ability to in-license or acquire additional antiviral development programs in the future to expand our emerging antiviral pipeline; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of this Form 10-K for December 31, 2006. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
Inhibitex®, MSCRAMM®, Veronate®, and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.
The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company focused on the development of anti-infective products that can prevent and treat serious infections. From our inception in 1994 until 2006, we devoted substantially all of our resources and efforts towards the discovery and development of novel antibody-based products for the prevention and treatment of serious bacterial and fungal infections, all of which were based upon our proprietary MSCRAMM protein platform. In November 2005, we completed enrollment of a pivotal Phase III clinical trial of Veronate, our lead product candidate at that time, which we had been developing for the prevention of hospital-associated Staphylococcal aureus infections in premature, very low birth weight infants. On April 3, 2006, we announced that this pivotal Phase III trial did not achieve its primary endpoint, or any of its secondary endpoints.
In light of these Phase III trial results, we discontinued the development of Veronate, reduced our work-force and realigned our operations consistent with the status of other MSCRAMM-based development programs. In addition, after a comprehensive review and assessment of our remaining MSCRAMM-based pipeline, assets, resources and capabilities, we adopted a strategy in 2006 to obtain preclinical or clinical-stage antiviral development programs via in-licensing, acquisition or merger. Accordingly, we postponed the development of our MSCRAMM-based programs, including Aurexis, which we were planning to advance into a well, powered Phase II proof of concept trial.
We have neither received regulatory approval for any of our product candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive significant collaboration revenues or any commercial revenues from any of our existing or future product candidates or preclinical development programs.
As of September 30, 2007, we had an accumulated deficit of $210.6 million. We expect that our operations will result in a net loss on a quarterly and yearly basis for the foreseeable future as we develop our drug candidates.
Recent Developments
On October 24, 2007, we commenced enrollment in a single ascending dose clinical trial of FV-100 in the United States under an exploratory Investigational New Drug Application to evaluate the safety and pharmacokinetics of three doses of FV-100 in 24 healthy volunteers. We anticipate data from this trial will be available around year end.
On October 18, 2007, we learned that the Supreme Court of New York (the “Court”) had vacated approximately $3.3 million of approximately $4.5 million that an arbitrator had awarded Nabi earlier this year. The arbitration related to amounts Nabi claimed were owed it by us in connection with our 2006 termination of a manufacturing and supply agreement with them. In March 2007, Nabi petitioned the Court to confirm the full $4.5 million arbitration award, including approximately $1.2 million in restitution for prior services performed under the agreement and approximately $3.3 million for cancellation fees. In April 2007, we cross-petitioned the Court to vacate the $3.3 million portion of the award relating to cancellation fees.
On September 19, 2007, we completed and closed the acquisition of FermaVir Pharmaceuticals, Inc., or FermaVir. FermaVir’s development-stage antiviral pipeline included FV-100, a potent nucleoside analogue for the treatment of herpes zoster infections (shingles), and a series of preclinical nucleoside analogue compounds for the treatment of human cytomegalovirus, or CMV disease.
On September 11, 2007 we obtained an exclusive worldwide license agreement from the University of Georgia Research Foundation, or UGARF, for intellectual property covering a series of HIV integrase inhibitors and other antiviral compounds in exchange for an upfront license fee, future milestone payments and royalties on future net sales. We plan to conduct preclinical studies of several compounds from this series toward the goal of potentially selecting a lead candidate and initiating IND-enabling studies in 2008. The license agreement also includes intellectual property related to hepatitis C. In connection with this license agreement, we also entered into a sponsored research agreement with UGARF to provide up to three years of financial support for specified research and development activities related to the licensed compounds and intellectual property.
Our Pipeline
The following table summarizes key information regarding our current pipeline:

Current
Drug		Stage of		Marketing
Candidate	Indication	Development	Current Status	Rights
Antivirals

FV-100	Herpes Zoster (shingles)	Completed IND-enabling studies	• Initiated an exploratory first in-man Phase I clinical trial in the fourth quarter of 2007	Inhibitex

HIV Integrase Inhibitor	HIV Infection	Preclinical	• Lead optimization studies in progress	Inhibitex

CMV	CMV Infection	Preclinical	• Lead optimization studies in progress	Inhibitex

HCV Inhibitor	Chronic HCV Infection	Discovery	• Discovery activities in progress	Inhibitex

Anti-bacterials

Aurexis	Life- threatening Serious S. aureus Infections	Completed Phase IIa	• Completed 60 patient Phase II clinical trial	Inhibitex

Staphylococcal Vaccines	Vaccine	Preclinical	• Preclinical studies in progress	Wyeth

Diagnostics	Various	Pre-Market	• Expected launch of first diagnostic product in 2008	3M

Our Strategy
Our goal is to become a leading biopharmaceutical company that develops differentiated anti-infective products that prevent and treat serious infections. In order to achieve this objective, we intend to focus on the following strategies:
•	Advance the Development of Our Current Product Candidates. We plan to focus our resources on the development of our most advanced antiviral compounds: FV-100 for the treatment of varicella zoster infection, or shingles, and HIV integrase inhibitors. We also have a preclinical development programs in which we are evaluating a series of nucleoside analogues for the treatment of CMV and a discovery-stage inhibitors for the treatment of chronic hepatitis C that we plan to advance. In particular, our goals are to:
•	Complete the exploratory 24 patient Phase I clinical trial of FV-100 in the fourth quarter of 2007, and if warranted initiate further Phase I studies of FV-100 in 2008;

•	complete early preclinical evaluation of several of our HIV integrase inhibitors and nominate one of these compounds to be further evaluated in IND enabling studies in 2008; and

•	complete early preclinical testing of several of our nucleoside analogues for CMV and identify a potential lead compound for possible further development by the end of 2007.
•	Expand our Anti-infective Portfolio. We plan to complement our pipeline by in-licensing and/or acquiring additional antiviral drug candidates or programs to diversify the risk in our portfolio on any single drug candidate; however, we cannot assure you when, if ever, we might be successful in doing so on terms acceptable to us.

•	Leverage our MSCRAMM Protein Platform. We will continue to explore opportunities intend to further leverage our capabilities and intellectual property associated with our MSCRAMM protein platform by pursuing licenses, co-development, collaborations or other business arrangements that could provide financial and other synergistic capabilities to support the further development and potential of these programs, including Aurexis.

•	Support our Existing Collaborations. We plan to continue to support our existing MSCRAMM–based license and collaboration agreements with Wyeth for the development of staphylococcal vaccines and 3M for the development of diagnostic products.

•	Accelerate Growth Through New Collaborations. We intend to establish new strategic collaborations where we believe we can accelerate the development of our available drug candidates beyond proof of concept and maximize the value of our drug candidates by utilizing the financial, clinical development, manufacturing and commercialization strengths of a leading pharmaceutical or biopharmaceutical company.
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

Results of Operations
Three Months Ended September 30, 2007 and 2006
Revenue. Revenue increased to $0.7 million for the three months ended June 30, 2007 from $0.2 million for the same quarter in 2006. This increase of $0.5 million was the result of the amortization of an upfront non-refundable license fee and periodic research-associated support fees related to a license and development agreement we entered into with 3M Company in January 2007. The 3M agreement included a $3.0 million non-refundable license fee and $1.0 million in research-associated support fees that are being amortized on a straight-line basis over the length of our obligation to provide collaborative support, which is two years.
Research and Development Expense. Research and development expense increased to $35.8 million during the three months ended September 30, 2007 from $2.5 million in the same period in 2006. The increase of $33.3 million, was substantially the result of non-recurring in-process research and development charge of $32.6 million and a $1.0 million increase in license fees, patent-related legal fees and other expenses, offset by a decrease of $0.2 million in salaries, benefits, and share-based compensation and a $0.1 million decrease in depreciation and facility related expenses.
The in-process research and development charge was recorded in the third quarter of 2007 in connection with the completion of the Company’s stock-for-stock acquisition of FermaVir Pharmaceuticals, Inc. Pursuant to generally accepted accounting principles in the United States, the relative fair value of the acquired in-process research and development asset, and the total estimated costs to acquire the asset, were immediately charged to expense on the date of the acquisition. License fees, patent-related legal fees and other expenses increased primarily due to licensing fees related to the license we obtained for a HIV integrase inhibitor program, offset by lower preclinical research activities, a reduction in the use of laboratory supplies and lower patent-related legal fees. Salaries, benefits and share-based compensation expenses decreased due to staff reductions that occurred in 2006 and 2007. Depreciation and facility-related expenses decreased primarily due to lower depreciation expenses from decreased amounts of property, plant and equipment.
The following table summarizes the components of research and development expense for the three months ended September 30, 2007 and 2006.

	September 30,
	2007	2006
	(In millions)
In-process research and development expenses	$32.6	$—
Salaries, benefits and share-based compensation expenses	0.9	1.1
License fees, patent-related legal fees and other expenses	1.7	0.7
Depreciation and facility related expenses	0.6	0.7

Total research and development expense	$35.8	$2.5

General and Administrative Expense. General and administrative expense decreased to $1.6 million for the three months ended September 30, 2007 from $2.0 million in the same period of 2006. The decrease of $0.4 million was due to $0.1 million decrease in professional and legal fees and market research expenses, $0.1 million decrease in depreciation and facility-related expenses and a decrease of $0.2 million in other expenses.
Professional and legal fees and market research expenses decreased primarily due to a decrease in legal and accounting fees, and lower consulting fees. Depreciation and facility-related expenses decreased primarily due to lower depreciation expenses from decreased amounts of property, plant and equipment. Other expenses decreased primarily due to lower insurance premiums and lower travel expenses.
The following table summarizes the components of general and administrative expense for the three months ended September 30, 2007 and 2006.

	September 30,
	2007	2006
	(In millions)
Professional and legal fees and market research expenses	$0.3	$0.4
Salaries, benefits and share-based compensation expense	0.9	0.9
Other expenses	0.3	0.5
Depreciation and facility-related expenses	0.1	0.2

Total general and administrative expense	$1.6	$2.0

Other Income (Loss), net. Other income (loss), net decreased to almost zero for the three months ended September 30, 2007 from $1.0 million for the comparable period in 2006. This net decrease of $1.0 million was primarily due to the recognizing the expiration of a previously recorded liability in 2006.
Nine Months Ended September 30, 2007 and 2006
Revenue. Revenue increased to $2.0 million for the nine months ended September 30, 2007 from $0.7 million for the same period in 2006. This increase of $1.3 million was the result of the amortization of an upfront non-refundable license fee and periodic research-associated support fees related to a license and development agreement we entered into with 3M in January 2007, offset in part by reduced revenue in 2007 from research activities performed under materials transfer agreements. The 3M agreement included a $3.0 million non-refundable license fee and $1.0 million research-associated support fees that are being amortized on a straight-line basis over the length of our obligation to provide collaborative support, which is two years.
Research and Development Expense. Research and development expense increased to $39.0 million during the nine months ended September 30, 2007 from $16.0 million in the same period in 2006. The increase of $23.0 million was substantially the result of a non-recurring in-process research and development charge of $32.6 million, offset by decreases in other expenses related to the discontinuation of the development of the Veronate program, and consisted of a $6.5 million decrease in clinical and manufacturing expenses, $2.5 million decrease in salaries, benefits and share-based compensation related to previously announced staff reductions in 2006 and 2007, a $0.4 million decrease in depreciation and facility related expenses and a $0.2 million decrease in license fees, patent-related legal fees and other expenses.
The in-process research and development charge was the result of the acquisition of FermaVir Pharmaceuticals, Inc. Clinical and manufacturing-related expenses decreased as the result of a $2.6 million decrease in expenditures for the manufacture of clinical trial materials for the Veronate program in 2007. In addition there was a decrease of $3.8 million in direct clinical trial expenses due to the completion of the Veronate program in April 2006 and a decrease of $0.1 million in clinical trial expenses associated with the Aurexis program. Salaries, benefits and share-based compensation expenses decreased due to staff reductions that occurred in 2006 and 2007. Depreciation and facility-related expenses decreased primarily due to lower depreciation expenses from decreased amounts of property, plant and equipment. License fees, patent-related legal fees and other expenses decreased due to lower patent-related legal fees, lower preclinical development activities and lower laboratory supplies, offset by an increase in license fees related to a license we obtained for a HIV intergrase inhibitor program.
The following table summarizes the components of research and development expense for the nine months ended September 30, 2007 and 2006.

	September 30,
	2007	2006
	(In millions)
In-process research and development expenses	$32.6	$—
Clinical and manufacturing-related expenses	—	6.5
Salaries, benefits and share-based compensation expense	2.5	5.0
License fees, patent-related legal fees and other expenses	2.3	2.5
Depreciation and facility related expenses	1.6	2.0

Total research and development expense	$39.0	$16.0

General and Administrative Expense. General and administrative expense decreased to $4.9 million for the nine months ended September 30, 2007 from $7.3 million in the same period of 2006. The decrease of $2.4 million was due to a $1.3 million decrease in professional and legal fees and market research expenses that were incurred in 2006 for the planned commercialization of Veronate, a decrease of $0.4 million in salaries, benefits and share-based compensation expense associated with previously announced staff reductions in 2006 and 2007, a decrease in other expenses of $0.5 million and a decrease in depreciation and facility-related expenses of $0.2 million.
Professional and legal fees and market research expenses decreased due to a favorable $0.5 million mediation settlement with a third party for litigation-related legal fees incurred in prior years and a $0.8 million decrease in consulting and legal fees that were incurred in 2006, but not in 2007 for the planned commercialization of Veronate. Salaries, benefits and share-based compensation expense decreased primarily as a result of staff reductions in 2006 and 2007. Other expenses decreased due to lower cash compensation for directors of the board, lower insurance premiums, lower travel expenses and decreases in other expenses. Depreciation and facility-related expenses decreased primarily due to lower depreciation expenses from decreased amounts of property, plant and equipment.
The following table summarizes the components of general and administrative expense for the nine months ended September 30, 2007 and 2006.

	September 30,
	2007	2006
	(In millions)
Professional and legal fees and market research expenses	$0.8	$2.1
Salaries, benefits and share-based compensation expense	2.7	3.1
Other expenses	1.0	1.5
Depreciation and facility-related expenses	0.4	0.6

Total general and administrative expense	$4.9	$7.3

Other Income (Loss), net. Other income (loss), net increased to $1.9 million for the nine months ended September 30, 2007 from $1.0 million for the comparable period in 2006. This net increase of $0.9 million was primarily due to the sale of excess raw materials in 2007 that were originally purchased to be used to manufacture Veronate in 2007. Such amount has been recorded in other income because the sale of raw materials does not represent our normal business activity. In 2006, we recognized the expiration of a previously recorded liability for $1.0 million.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in May 1994 through September 30, 2007, we have funded our operations primarily with $214.4 million in gross proceeds raised from a series of five private equity financings, our IPO in June 2004, and two PIPE financings, or private placement of public equity financings. During this time we have also borrowed a total of $12.2 million under various notes payable, capital leases, and a credit facility with a commercial bank, and have received approximately $11.8 million in license fees, collaborative research payments and grants, of which $1.6 million was recorded as deferred revenue as of September 30, 2007.
On March 15, 2007, we amended our note payable with a remaining balance of $1.3 million to be paid in 16 equal quarterly installments of $78,125 over a four year period beginning April 1, 2007. As of September 30, 2007, the balance is $1.1 million.
From January 1, 2007 to September 30, 2007, we made payments of $1.0 million on our existing capital leases and notes payable. We currently are and have been in compliance with all debt covenants.
At September 30, 2007, our cash, cash equivalents, short-term and long-term investments totaled $54.5 million and our investments had a planned average maturity less then 12 months. Our cash, cash equivalents, short-term and long-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government agency securities, high-grade corporate bonds, asset-backed securities, commercial paper, certificates of deposit, and money market accounts.
Cash Flows
For the nine months ended September 30, 2007, cash, cash equivalents and short-term and long-term investments decreased by $6.9 million, from $61.4 million to $54.5 million. This decrease was primarily the result of net cash used for operating activities, cash paid in connection with the acquisition of FermaVir and the repayment of capital lease obligations and notes payable.
Net cash used in operating activities was $4.7 million for the nine months ended September 30, 2007 which consisted of our net loss for the period of $37.9 million plus net changes in operating accounts, excluding those operating accounts acquired in the FermaVir acquisition, of $0.5 million, offset by non-cash charges of $33.7 million. Net loss resulted from the expenses related to non-recurring in-process research and development expenses, research and development and ongoing general and administrative activities, less the sale of excess raw materials used to manufacture Veronate, the amortization of deferred revenue from license and collaboration agreements, and net interest income. The $0.5 million net change in operating accounts, excluding those operating accounts acquired in the FermaVir acquisition, consisted of $1.3 million in decrease accounts payable and accrued liabilities, $0.1 million decrease in accounts receivable, and offset by $0.9 million increase in deferred revenue.
We received net cash of $3.0 million from investing activities during the nine months ended September 30, 2007, which primarily consisted of $5.3 million in short-term investment maturities, offset by a $2.3 million of cash paid in connection with the acquisition of FermaVir.
We used net cash of $1.0 million from financing activities during the nine months ended September 30, 2007 for scheduled payments on our capital leases and notes payable.
Funding Requirements
Our future funding requirements are difficult to determine and will depend on a number of factors, including:
•	any changes in our strategy in the future;

•	whether we obtain additional preclinical or clinical-stage product candidates or programs through future in-licensing, acquisition or merger activities;

•	the development plans and timing of our pipeline;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the variability, timing and costs associated with conducting pre-clinical studies;

•	the cost of manufacturing clinical trial materials for our product candidates;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials;

•	the cost to obtain and timing of regulatory approvals required to advance the development of our programs or product candidates;

•	the number of drug candidates we may advance into clinical development;

•	future payments we may receive or make under existing or future license or collaboration agreements;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company;

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims; and

•	the future need to acquire additional licenses or acquire product candidates or programs.
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the development of our existing pipeline on our planned timelines, we believe that our existing cash, cash equivalents, short-term and long-term investments of $54.5 million as of September 30, 2007, will enable us to operate for a period of at least 24 months from the date of this filing. Our estimate assumes that we advance FV-100, an HIV integrase inhibitor and one of our other antiviral programs into clinical development. This estimate does not include the potential costs associated with in-licensing or acquiring additional preclinical or clinical stage product candidates we may obtain in the future, the further development of the MSCRAMM platform, including Aurexis, and any other significant transaction or change in our strategy or development plans.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 24 months, or possibly sooner in the event we obtain additional preclinical or clinical stage products or programs through in-licensing, acquisition or merger activities or otherwise enter into other transactions or change our strategy or development plans, we may need to raise additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities and to a lesser extent, licensing agreements, strategic collaborations or debt financing. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our clinical trials, or obtain funds through license agreements, collaborative or partner arrangements pursuant to which we will likely have to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk relates to changes in interest rates on our cash, cash equivalents and short-term investments. The objective of our investment activities is to preserve principal. To achieve this objective, we invest in highly liquid and high-quality investment grade debt instruments of financial institutions, corporations, and United States government agency securities with a weighted average maturity of no longer than 12 months. Due to the relatively short-term nature of these investments, we believe that we are not subject to any material market risk exposure, and as a result, the estimated fair value of our cash, cash equivalents and short-term investments approximates their principal amounts. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not have any foreign currency or other derivative financial instruments, and we do not have significant interest rate risk associated with our debt obligations. We have the ability to hold any of our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 7, 2007, an arbitrator ruled we were liable to Nabi Biopharmaceuticals, Inc. for restitution and cancellation payments in the aggregate amount of approximately $4.5 million, including $1.2 million with respect to restitution for prior production under the agreement and $3.3 million relating to cancellation fees, as a result of our termination of a contract manufacturing agreement with Nabi during 2006. We incurred a charge of $4.5 million in 2006 as a result of the arbitrator’s ruling. The ruling provided for interest at a rate of 9% per annum commencing 30 days after the date of the award. In March 2007, Nabi filed a petition with the Supreme Court of the State of New York to confirm the arbitrator’s award, and we cross-petitioned to have the award set aside.
On October 18, 2007, we learned that the Supreme Court of New York (the “Court”) had vacated approximately $3.3 million out of a total of approximately $4.5 million that an arbitrator had awarded Nabi in February 2007. The Court confirmed the $1.2 million award of restitution and vacated the $3.3 million award of cancellation fees.
ITEM 1A. RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q and the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s Quarterly Reports on Form 10-Q for the period ended March 31, 2007 and June 30, 2007. The occurrence of any of the following risks could materially harm our business, our financial condition, and our ability to raise additional capital in the future or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
Risks Relating to Our Business
If we are unable to successfully develop our drug candidates, our business will be materially harmed.
Our failure to successfully develop one or more of our product candidates may have a material adverse effect on us, and possibly cause us to cease operations. We have initiated an exploratory single ascending dose Phase I trial of FV-100 in healthy volunteers. Our goal is to select a lead clinical candidate and initiate IND-enabling studies for our HIV integrase inhibitor program in 2008. We are also currently screening and conducting preclinical studies with a number of CMV compounds for potency and cytoxicity with the goal of determining whether one or more of these compounds could serve as a lead clinical candidate. These development programs will require significant additional research and development efforts, financial resources and regulatory approvals prior to advancing into later stage clinical development or being commercialized by us or collaborators. We cannot be certain that any of our development programs will progress as planned or will lead to clinically or commercially viable products. If we are unable to successfully develop our product candidates, our business will be materially harmed.
We have limited experience in the development of small molecule antiviral product candidates and therefore may encounter difficulties in further developing our pipeline or managing our operations in the future.
We recently obtained and in the future plan to obtain additional antiviral development programs that are chemical compounds, or small molecules. Historically, we have been focused on the development and commercialization of antibody-based product candidates, which are made from biologic materials and are generally considered to be large molecules. Therefore, we have limited experience in the discovery, development and manufacturing of small molecule antiviral compounds. In order to successfully develop our antiviral pipeline and manage this shift in operational focus, we will need to expand and supplement our research and clinical development, regulatory and manufacturing capabilities through the addition of key employees, consultants or third-party contractors to provide certain skill sets including but not limited to virology, medicinal chemistry drug formulation and pharmacology. We cannot assure you that we can attract or retain such qualified employees, consultants or third-party contractors that have the appropriate small molecule antiviral drug development experience. In the event we cannot successfully develop our antiviral pipeline or manage these operational changes, our business will be materially harmed.

If preclinical studies or clinical trials for our product candidates, including those that are subject to collaboration agreements, are unsuccessful or delayed, we could be delayed or precluded from further developing or ultimately commercializing or selling our product candidates.
You must evaluate us in light of the uncertainties, complexities and substantial risks present in a development stage biopharmaceutical company. In order to advance the development of and ultimately receive regulatory approval to sell our product candidates, we must conduct extensive preclinical and clinical trials to demonstrate their safety and efficacy to the satisfaction of the FDA or other regulatory authorities. Preclinical and clinical testing is expensive, complex, may take many years to complete, and its outcome is highly uncertain. Delays, setbacks or failures may occur at any time, or in any phase of the preclinical or clinical development process for a number of reasons, including concerns about safety or toxicity, a lack of demonstrated efficacy or superior efficacy over other similar products that have been approved for sale or are in more advanced stages of development, poor trial design, and issues related to the manufacturing process of the materials used to conduct the clinical trials. The results of preclinical studies and prior clinical trials of our product candidates are not necessarily predictive of the results we may see in later-stage clinical trials. In many cases, product candidates in clinical development may fail to show desired safety and efficacy traits despite having successfully demonstrated so in preclinical studies or earlier stage clinical trials. If the enrollment of patients into our clinical trials is delayed or proceeds at a pace slower than expected, our clinical trials will take longer, and cost more, to complete. Even if the data collected from preclinical studies or clinical trials involving our product candidates are satisfactory and demonstrate safety and efficacy, such results may not be sufficient to support the submission of an Investigational New Drug, or IND, application to support the initiation of clinical trials in humans or Biologicals License Application, or BLA, for later stage clinical trials, or New Drug Application, or NDA, to obtain regulatory approval from the FDA in the United States, or elsewhere, to sell the product.
In order to develop our product candidates, we expect that we will need to raise additional capital in the future, which may not be available to us on acceptable terms, if at all.
We expect that we will need to raise additional capital in the future, and the extent of this need will depend on many factors, some of which are very difficult to predict and others that are beyond our control, including:
•	our ability to successfully advance the development of the antiviral programs and product candidates that we have recently obtained through proof of concept trials;

•	the time and cost to complete the requisite preclinical studies and clinical trials and receive regulatory approval to advance our product candidates through the various phases of clinical development;

•	whether we continue the continued development of Aurexis or our other MSCRAMM-related programs through co-development, collaborative or other business arrangements that could provide financial support and other synergistic capabilities;

•	the extent to which we can enter into license or collaboration agreements with larger biotechnology or pharmaceutical companies that can provide financial support and other synergistic capabilities to further develop and commercialize our antiviral product candidates

•	the amount of future payments, if any, received or made under existing or future license, collaboration or similar arrangements;

•	the costs associated with protecting or expanding our patent and other intellectual property rights; and

•	whether we acquire licenses to new products, development programs or compounds in the future through in-licensing, acquisition or merger, and the stage of development of any such development programs.
We anticipate that our existing cash, cash equivalents and short-term and long-term investments and proceeds we expect to receive from existing license and collaboration agreements in the future will enable us to operate for a period of at least 24 months from the date of this filing. We have no other committed sources of additional capital at this time. We cannot assure you that funds will be available to us in the future on acceptable terms, if at all. If adequate funds are not available to us on terms that we find acceptable, or at all, we may be required to delay, reduce the scope of, or eliminate research and development efforts or clinical trials on any or all of our product candidates. We may also be forced to curtail or restructure our operations, obtain funds by entering into arrangements with licensees, collaborators or partners on unattractive terms, or sell or relinquish rights to certain technologies, product candidates or our intellectual property that we would not otherwise sell or relinquish in order to continue our operations.
We may be unable to obtain additional antiviral development programs via in-licensing, acquisition or merger activities, which could limit our growth potential and harm our business.
We plan to obtain additional antiviral development programs in the future via in-licensing, acquisition or merger activities to supplement our emerging pipeline of anti-infective product candidates. There are many biopharmaceutical and pharmaceutical companies with significantly more financial and organizational resources than ours that are also seeking to obtain differentiated, antiviral development programs through in-licensing and acquisition. We may not be able to compete for or obtain such programs on terms that are satisfactory to us, if at all.
We may be unable to successfully develop product candidates that are the subject of collaborations if our collaborators do not perform or otherwise chose to delay, suspend the development of the product candidate or termination the related agreement.
We have in the past and expect to continue to enter into and rely on collaborations or other business arrangements with third parties to develop and/or commercialize our existing and future product candidates. Such collaborators or partners may not perform as agreed, or may fail to comply with strict regulations or elect to delay or terminate their efforts in developing or commercializing our product candidates, even though we performed our obligations under the arrangement. Further, for scientific, strategic or financial reasons, our collaborators or partners may elect to delay or suspend the development of pertinent product candidates or programs or terminate the agreement altogether. We cannot assure you that any product candidates will emerge from our relationships with Wyeth or 3M Company or other collaborations we may enter into in the future related to any of our other product candidates.
We may be unable to enter into future license, collaborations or other transactions with respect to Aurexis or our MSCRAMM protein platform, which could harm our business.
Currently, we do not intend to independently advance the clinical development of Aurexis or any of our other MSCRAMM-related programs. We plan to leverage our capabilities and intellectual property associated with our MSCRAMM protein platform by pursuing licenses, corporate collaborations or other business arrangements that could provide financial and other synergistic capabilities to support the further development and potential of these programs, including Aurexis. We currently have two existing license and collaboration agreements based upon our MSCRAMM protein platform, which include those with Wyeth for the development of staphylococcal vaccines and with 3M Company for the development of diagnostics products. We cannot assure you that we will be able to successfully enter into any additional licenses, collaborations, or other transactions related to Aurexis, or our MSCRAMM protein platform in general, on terms acceptable to us or at all.
We must comply with extensive government regulations in order to advance our product candidates through the clinical development process and ultimately obtain and maintain marketing approval for our products in the United States and abroad.
Our product candidates and any products for which we receive FDA approval to advance through clinical development and ultimately sell are subject to extensive and rigorous domestic and foreign government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. Our product candidates are also subject to similarly extensive regulation by foreign governments to the extent we seek to develop them in those countries. We must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data that appropriately demonstrate our product candidates’ safety and efficacy before they can be approved for the targeted indications. None of our product candidates has been approved for sale in the United States or any foreign market, and we cannot predict whether regulatory approval will be obtained for any product candidate we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product, requires the expenditure of substantial resources, involves post-marketing surveillance and vigilance, and generally involves ongoing requirements for post-marketing studies or Phase IV clinical trials. In addition, we may encounter delays in or fail to gain regulatory approval for our product candidates based upon additional governmental regulation resulting from future legislative or administrative action or changes in FDA policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance our product candidates through clinical development and ultimately sell them may:
•	adversely affect our ability to further develop or commercialize any product candidates;

•	diminish any competitive advantages that we may have or attain; and

•	adversely affect product revenues or the receipt of milestones and royalties from the development or sale of our products.
Furthermore, any regulatory approvals, if granted, may later be withdrawn. If we fail to comply with applicable regulatory requirements at any time, or if post-approval safety concerns arise, we may be subject to restrictions or a number of actions, including:
•	delays, suspension or termination of the clinical trials related to our products;

•	refusal by the FDA to review pending applications or supplements to approved applications;

•	product recalls or seizures;

•	suspension of manufacturing;

•	withdrawals of previously approved marketing applications; and

•	fines, civil penalties and criminal prosecutions.

Additionally, we may voluntarily halt the development of any product candidate or withdraw any approved product from the market if we believe that the product may pose a safety risk to patients, or if the product candidate or approved product no longer meets our business objectives.
The ability to develop or market pharmaceutical product outside of the United States is contingent upon receiving appropriate authorization from the respective foreign regulatory authorities. Although the rules and regulations in each country or region may vary, foreign regulatory approval processes typically include many, if not all, of the risks associated with the FDA as described above and may include additional risks.
We have experienced losses since our inception. We expect to continue to incur such losses for the foreseeable future and we may never become profitable.
Since inception (May 13, 1994) through September 30, 2007, we have incurred a cumulative deficit of approximately $210.6 million. Our losses to date have resulted principally from:
•	costs related to our research programs and the clinical development of our product candidates; and

•	general and administrative costs relating to our operations.
We anticipate incurring losses for the foreseeable future if we further develop our product candidates or acquire additional product candidates or programs, which will generally require us to conduct significant research and laboratory testing, conduct extensive and expensive clinical trials, and seek regulatory approvals. We cannot assure you that we will ever generate direct or indirect royalty revenue from the sale of products or ever become profitable. Based on our current strategy, our quarterly and annual operating costs and revenues may become highly volatile, and comparisons to previous periods will be difficult.
If third party vendors upon whom we rely to conduct our preclinical studies or clinical trials do not perform or fail to comply with strict regulations, the clinical trials for our product candidates may be terminated, delayed, or fail.
We have limited experience in conducting certain preclinical studies and managing large clinical trials. We have historically relied and intend to continue to rely on third parties, including clinical research organizations, clinical manufacturing organizations, advisors, consultants and principal investigators to assist us in managing, monitoring and conducting our preclinical studies and clinical trials. We rely on these vendors and individuals to assist in performing many facets of the development process, including pharmacokinetic and toxicological studies, the recruitment of sites and patients for participation in our clinical trials, to maintain positive relations with the clinical sites and to ensure that these sites are conducting our trials in compliance with the protocol, our instructions and applicable regulations. If these third parties fail to perform satisfactorily or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and in which case the preclinical and clinical trials for our product candidates may be delayed or unsuccessful. Further, the FDA may inspect some of the clinical sites participating in our clinical trials, or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to current good clinical practices. If we or the FDA determine that our third-party vendors are not in compliance with, or have not conducted preclinical studies or our clinical trials according to applicable regulations, we may be forced to delay, repeat or terminate such studies or trials. Any delay, repetition or termination of our preclinical studies or clinical trials could be very costly, result in the elimination of a development program, and materially harm our business.
If we fail to enter into collaborations or sales, marketing and distribution arrangements with third parties to commercialize our product candidates, or successfully establish marketing and sales capabilities ourselves, we may not be able to successfully commercialize our products.
We anticipate that we will need to establish collaborations or other relationships or arrangements with other larger biotechnology or pharmaceutical companies to commercialize most or all of our products in North America and in other countries around the world. We currently have no infrastructure to support the commercialization of any of our product candidates, and have little, if any, experience in the commercialization of pharmaceutical products. Therefore, our future profitability will depend largely on our ability to enter into satisfactory collaborations or arrangements with organizations that have a capable sales force and suitable marketing capabilities. In the event we are unsuccessful at doing so, we may establish our own sales and marketing capabilities. The development of a sales force and marketing capabilities will likely result in us incurring significant upfront costs prior to the time that we may generate significant revenues, if at all. We may not be able to attract commercialization partners or be able to establish an effective sales force.

To the extent that we enter into marketing and sales collaborations or arrangements with other companies to sell, promote or market our products in the United States or abroad, our product revenues, which may be in the form of direct revenue, a royalty, or a split of profits, will depend largely on their efforts, which may not be successful.
Our revenues, expenses and results of operations will be subject to significant fluctuations, which will make it difficult to compare our operating results from period to period.
Until we have successfully developed a product candidate, we expect that substantially all of our revenue will result from payments we receive under collaborative arrangements or license agreements where we grant others the right to use our intellectual property or know-how. We may not be able to generate additional revenues under existing or future collaborative agreements. Furthermore, payments potentially due to us under our existing and any future collaborative arrangements, including any milestone and up-front payments, are subject to significant fluctuation in both timing and amount, or may never be earned or paid. Therefore, our historical and current revenues may not be indicative of our ability to achieve additional payment-generating milestones. In addition, certain of our contract agreements provide for minimum commitment obligation amounts that we may not need and therefore may not be cost effective to us. We expect that our operating results will also vary significantly from quarter to quarter and year to year as a result of our planned development efforts, the execution or termination of collaborative arrangements, and additional licensing agreements, the initiation, success or failure of preclinical and clinical trials, the timing of the manufacture of our product candidates or other development related factors. Accordingly, our revenues and results of operations for any period may not be comparable to the revenues or results of operations for any other period.
Our industry is highly competitive and subject to rapid technological changes. As a result, we may be unable to compete successfully or develop innovative products, which could harm our business.
The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change as researchers learn more about genetics and develop new technologies and approaches to treating and preventing disease. Our current and potential competitors generally include, among others, major multi-national pharmaceutical companies, biotechnology firms, universities and other research institutions. Some of these companies and institutions, either alone or together with their collaborators, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than we do in discovering, developing, manufacturing and marketing products. Developments by others may render our product candidates or technologies obsolete or noncompetitive.
We face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, for attracting investigators and sites capable of conducting our clinical trials and for licenses of proprietary technology. These competitors, either alone or with their collaborators, may succeed in developing technologies or products that are more effective, less expensive or easier to administer than ours. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for their product candidates more rapidly than we can. Companies that complete clinical trials, obtain required regulatory approvals and commercialize their products before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that could delay the ability of competitors to market certain products. We cannot assure you that product candidates resulting from our research and development efforts, or from joint efforts with our collaborators, will be able to compete successfully with our competitors’ existing products or products under development.
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
The market price of our common stock has been highly volatile since the completion of our initial public offering in June 2004. The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors and events, including but not limited to:
•	our ability to obtain other preclinical or clinical-stage development programs on terms acceptable to us, our stockholders, analysts and institutional buyers;

•	our ability to integrate FermaVir and other programs and conduct preclinical and clinical development activities;

•	our ability to manage our cash burn rate at an acceptable level;

•	disclosure of our or our competitors’ clinical trial status or data;

•	the approval or commercialization of new products by us or our competitors, and the disclosure thereof;

•	announcements of scientific innovations by us or our competitors;

•	rumors relating to us or our competitors;

•	public concern about the safety of our product candidates, products or similar classes of products;

•	litigation to which we may become subject;

•	disclosures of any favorable or unfavorable preclinical or clinical data, or regulatory developments concerning our clinical trials, manufacturing or product candidates;

•	actual or anticipated variations in our annual and quarterly operating results;

•	changes in general conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in drug reimbursement rates or government policies related to reimbursement;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	new regulatory legislation adopted in the United States or abroad;

•	our failure to achieve or meet equity research analysts’ expectations or their estimates of our business, or a change in their recommendations concerning us, the value of our common stock or our industry in general;

•	termination or delay in any of our existing or future collaborative arrangements;

•	future sales of equity or debt securities in connection with raising capital;

•	the sale of shares held by our directors or management;

•	the loss of our eligibility to have shares of our common stock traded on the Nasdaq Global Market due to our failure to maintain listing standards;

•	changes in accounting principles;

•	failure to comply with the periodic reporting requirements of publicly-owned companies, under the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002; and

•	general economic conditions.
In addition, the stock market in general, and more specifically the Nasdaq Global Market and the market for pharmaceutical and biotechnology stocks in particular, have historically experienced significant price and volume fluctuations. Volatility in the market price for a particular biotechnology company’s stock has often been unrelated or disproportionate to the operating performance of that company. Market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Due to this volatility, you may be unable to sell your shares of common stock at or above the price you paid.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE
We held our Annual Meeting of Stockholders on September 19, 2007 at which the following actions were taken:

Approval of the issuance of shares for the merger with FermaVir Pharmaceuticals, Inc.

For	16,167,886	Against	1,897,640	Abstain	6,338

Approval of the increase of shares for the Amended and Restated 2004 Stock Incentive Plan.

For	15,725,420	Against	2,258,336	Abstain	88,108

Approved the proposal to elect the director nominees named below:

M. James Barrett	For	24,474,864	Withheld	2,605,953
Michael A. Henos	For	24,585,410	Withheld	2,495,407
Marc L. Preminger	For	25,201,446	Withheld	1,879,371

Approved the ratification of Ernst &Young LLP, as independent registered public accounting firm for the fiscal year ending December 31, 2007.

	For	25,339,148	Against	1,470,779	Abstain	270,888

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description
10.49†	License Agreement, dated September 11, 2007, by and between registrant and University of Georgia Research Foundation, Inc.

10.50	Employment Agreement, dated September 20, 2007, by and between registrant and Geoff Henson

10.51	Form of Employee Stock Option Agreement, dated September 19, 2007.

31.1	Section 302 Certification of the Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer

†	We have requested confidential treatment with respect to the omitted portions of this exhibit and such information has been filed separately with the Securities and Exchange Commission

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007	INHIBITEX, INC
/s/ Russell H. Plumb

Russell H. Plumb President, Chief Executive Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.49†	License Agreement, dated September 11, 2007, by and between registrant and University of Georgia Research Foundation, Inc.

10.50	Employment Agreement, dated September 20, 2007, by and between registrant and Geoff Henson

10.51	Form of Employee Stock Option Agreement, dated September 19, 2007.

31.1	Section 302 Certification of the Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer

†	We have requested confidential treatment with respect to the omitted portions of this exhibit and such information has been filed separately with the Securities and Exchange Commission