Form 10-Q
period 2008-03-31
INHIBITEX, INC.
filed 2008-05-09
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 3, 2008, 42,881,615 shares of the Registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$11,134,417	$14,178,143
Short-term investments	34,415,303	36,088,309
Prepaid expenses and other current assets	976,209	1,058,426
Accounts receivable	224,049	44,988

Total current assets	46,749,978	51,369,866
Property and equipment, net	2,733,812	2,564,345
Long-term investments	752,020	—

Total assets	$50,235,810	$53,934,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,711,038	$1,160,351
Accrued expenses	4,746,732	6,605,253
Current portion of notes payable	312,500	312,500
Current portion of capital lease obligations	574,638	698,151
Current portion of deferred revenue	1,316,667	441,667
Other current liabilities	154,824	154,824

Total current liabilities	8,816,399	9,372,746
Long-term liabilities:
Notes payable, net of current portion	625,000	703,125
Capital lease obligations, net of current portion	—	68,710
Deferred revenue, net of current portion	350,000	387,500
Other liabilities, net of current portion	1,177,935	1,202,328

Total long-term liabilities	2,152,935	2,361,663

Total liabilities	10,969,334	11,734,409
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2008 and December 31, 2007; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at March 31, 2008 and December 31, 2007; 42,791,779 and 42,785,318 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	42,792	42,785
Warrants	15,551,492	15,551,492
Other comprehensive income	156,188	106,480
Additional paid-in capital	241,098,776	240,634,018
Accumulated deficit	(217,582,772)	(214,134,973)

Total stockholders’ equity	39,266,476	42,199,802

Total liabilities and stockholders’ equity	$50,235,810	$53,934,211

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
License fees and milestones	$412,500	$412,500
Collaborative research and development	375,000	250,000
Grants and other revenue	—	6,000

Total revenue	787,500	668,500

Operating expense:
Research and development	3,406,047	1,566,574
General and administrative	1,341,568	1,306,158

Total operating expense	4,747,615	2,872,732

Loss from operations	(3,960,115)	(2,204,232)
Other income, net	11,426	1,945,592
Interest income, net	500,890	720,839

Net (loss) income	$(3,447,799)	$462,199

Basic net (loss) income per share	$(0.08)	$0.02

Diluted net (loss) income per share	$(0.08)	$0.01

Weighted average shares used to compute basic net (loss) income per share	42,791,069	30,505,516

Weighted average shares used to compute diluted net (loss) income per share	42,791,069	31,062,147

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(3,447,799)	$462,199
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	211,359	269,349
Share-based compensation	460,482	477,394
(Gain) loss on sale of equipment	(15,000)	1,538
Amortization of investment premium or discount	(267,284)	(365,381)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	82,217	(85,657)
Accounts receivable	(179,061)	(2,338,759)
Accounts payable and other liabilities	597,764	192,209
Accrued expenses	(1,852,385)	(1,694,656)
Deferred revenue	837,500	1,337,500

Net cash used in operating activities	(3,572,207)	(1,744,264)

Cash flows from investing activities:
Purchases of property and equipment	(380,826)	—
Proceeds from sale of property and equipment	15,000	—
Purchases of investments	(17,762,099)	(18,667,848)
Proceeds from maturities and sales of investments	19,000,077	19,650,000
Cash paid in connection with acquisition	(77,606)	—

Net cash provided by investing activities	794,546	982,152

Cash flows from financing activities:
Payments on promissory notes and capital leases	(270,348)	(419,897)
Proceeds from the issuance of common stock, net of issuance costs	4,283	3,089

Net cash used in financing activities	(266,065)	(416,808)

Decrease in cash and cash equivalents	(3,043,726)	(1,178,920)
Cash and cash equivalents at beginning of period	14,178,143	19,681,861

Cash and cash equivalents at end of period	$11,134,417	$18,502,941

Supplemental cash flow information:
Interest paid	$17,791	$38,650
The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Operations
Inhibitex, Inc. (“Inhibitex” or the “Company”) was incorporated in the state of Delaware in May 1994. Inhibitex is a biopharmaceutical company focused on the development of products to prevent and treat serious infectious diseases. The Company is currently concentrating its efforts on the development of antiviral small molecule compounds for the treatment of shingles, chronic hepatitis C, and human immunodeficiency virus, or HIV.
The Company’s lead antiviral product candidate, FV-100 is an orally available nucleoside analogue prodrug being developed for the treatment of herpes zoster, or shingles, which is caused by varicella zoster virus, or VZV. The safety and pharmacokinetics of FV-100 are currently being evaluated in a Phase I clinical trial in healthy volunteers. The Company’s development pipeline also includes: a series of HIV integrase inhibitors, which are an emerging class of anti-retroviral agents being developed for the treatment of HIV; a series of novel nucleoside and non-nucleoside polymerase inhibitors for the treatment of hepatitis C virus, or HCV; and a series of nucleoside analogues with antiviral activity against cytomegalovirus, or CMV. The Company has also licensed the rights to use certain intellectual property from its proprietary MSCRAMM® protein platform to Wyeth for its use in the development of staphylococcal vaccines and to 3M Company for its use in developing diagnostic applications. In addition, the Company continues to pursue licensing, co-development collaborations, or other business arrangements to support the further development of Aurexis, its humanized monoclonal antibody being developed to treat serious Staphylococcus aureus infections.
The Company has incurred operating losses in each year since its inception and expects such annual losses to continue.
The Company plans to continue to finance its operations with its existing cash, cash equivalents, short-term and long-term investments, and future equity and/or debt financings or proceeds from potential future collaborations or partnerships or other financing arrangements. The Company’s ability to continue its operations is dependent, in the near term, upon managing its existing cash resources, the successful development of its product candidates, entering into additional in-licensing, collaboration and partnership agreements, executing future financings or transactions and ultimately, achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company, if at all, or that the Company will ever become profitable.
2. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s significant accounting policies have not changed since December 31, 2007, except as outlined below:
Recent Accounting Pronouncements. Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. Please see Note 8-Fair Value Measurements. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. In adopting SFAS No. 159, the Company did not elect to measure any new assets or liabilities at their respective fair values.
In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in an acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009 will require the Company to expense all future direct transaction costs associated with business combinations, which may be significant to the Company depending on its acquisition activities.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 will require the Company to record future gains or losses upon changes in control, which is not expected to have a significant impact on the consolidated financial statements based on its current operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on the Company’s consolidated financial statements.
3. Net Income (Loss) Per Share
The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income by the weighted average number of common shares and dilutive common stock equivalents outstanding (commonly and hereinafter referred to as common stock equivalents). Common stock equivalents consist of common shares issuable upon the exercise of stock options, warrants, and restricted shares. For diluted net income or net loss per share common stock equivalents are excluded from the calculation of diluted net income or net loss per share if their effect is anti-dilutive.
The following table sets forth the computation of historical basic and diluted net income or net loss per share:

	Three Months Ended
	March 31,
	2008	2007

Net (loss) income available for common stockholders	$(3,447,799)	$462,199

Weighted average common shares outstanding used to compute basic earnings per share	42,791,069	30,505,516
Dilutive effect of:
Stock options and restricted stock	—	551,419
Warrants	—	5,212

Shares used to compute diluted earnings per share	42,791,069	31,062,147

Basic net (loss) income per share	$(0.08)	$0.02

Diluted net (loss) income per share	$(0.08)	$0.01

Number of antidilutive stock options and restricted stock excluded from computation	5,849,226	2,510,798
Number of antidilutive warrants excluded from computation	8,535,097	2,602,823
4. Acquisition
On September 19, 2007, the Company completed the acquisition of all of the common shares of FermaVir Pharmaceuticals, Inc. (“FermaVir”) pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 9, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, FermaVir merged with and into Frost Acquisition Corp., a wholly-owned subsidiary of the Company, which is referred to as the merger sub, with the merger sub continuing as a wholly-owned subsidiary of the Company under the name FermaVir Pharmaceuticals, Inc. The assets of FermaVir included FV-100, an orally bioavailable nucleoside analogue being developed for the treatment of shingles, and a series of preclinical stage compounds with antiviral activity against CMV. The consolidated statements of operations include the results of FermaVir from September 19, 2007, the closing date of the acquisition.

The fair value of the issuance of 11,469,260 shares of Inhibitex common stock in exchange for all outstanding FermaVir common shares was $18,924,279 or $1.65 per share, based on the average of the closing prices for a range of trading days (April 7, 2007 through April 11, 2007, inclusive) around and including the announcement date of the merger transaction. The fair value of FermaVir’s stock options and stock warrants assumed by Inhibitex for all employees and non-employees was determined using the Black-Scholes option pricing model with the following weighted average assumptions: stock price of $1.65, which is the value ascribed to the Inhibitex’s common stock in determining the purchase price; volatility of 71%; dividend rate of 0%; risk-free interest rate of 4.6%; and a weighted average expected life of 8.3 years.

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

The acquired in-process research and development (“IPR&D”) project is FV-100, a compound in development for the treatment of shingles. The series of compounds with antiviral activity against CMV did not qualify as a project for IPR&D purposes and were excluded from the purchase price allocation. The accounting fair value of IPR&D for FV-100 was $21,200,000. Due to the application of Emerging Issues Task Force (“EITF”) 98-3, the remaining purchase price was reallocated to FV-100, rather than to goodwill.
The fair value of the IPR&D project was determined utilizing the income approach, assuming that the rights to the IPR&D project will be sublicensed in the future to third parties in exchange for certain upfront, milestone and royalty payments, and that the Company will have no further involvement in the ongoing development and commercialization of the projects. Under the income approach, the expected future net cash flows from sublicensing the IPR&D project are estimated, risk-adjusted to reflect the risks inherent in the development process and discounted to their net present value. Because the acquired IPR&D project is in the early stages of the development cycle and has no alternative future use, the amount allocated to IPR&D was recorded as an expense immediately upon completion of the acquisition.
The Company has accrued exit costs in connection with the acquisition of FermaVir. The liability outstanding as of March 31, 2008 is $215,239, which consists of anticipated relocation and tax services incurred in connection with the acquisition.

Pro Forma Results of Operations
The results of operations of FermaVir are included in Inhibitex’s consolidated financial statements from September 19, 2007, the closing date of the acquisition. The following table presents pro forma results of operations and gives effect to the acquisition transaction as if the acquisition was consummated on January 1, 2007. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition of assets been completed at the beginning of the period or of the results that may occur in the future.

	(Unaudited)
	Three months ended
	March 31,
	2008	2007
Revenues	$787,500	$668,500

Operating expenses	$4,747,615	$5,453,463

Net loss	$(3,447,799)	$(3,763,750)

Basic and diluted net loss attributable to common share	$(0.08)	$(0.09)

5. Share-Based Award Plans
The Company has two share-based award plans, one of which has shares reserved for future share-based awards. For the three months ended March 31, 2008 and 2007, the Company recorded share-based compensation expense related to grants from this plan of $460,482 and $477,394, respectively, or $0.01 and $0.02 basic and fully diluted per share. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three months ended March 31, 2008 and 2007.
Stock Options
The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2008	2007
Weighted average risk-free interest rate	2.64%	4.83%
Dividend yield	—	—
Expected weighted average volatility	.68	.76
Expected weighted average life of options (years)	4.0	4.0
Weighted average fair value of options granted	$0.45	$0.91
The risk-free rate interest rate is based on the expected life of the option and the corresponding U.S. Treasury bond, which in most cases is the U.S. five year Treasury bond. The expected term of stock options granted is derived from actual and forecasted option behavior and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise patterns and future employee terminations to determine expected life and forfeitures. Expected volatility is based on the historical volatility of the Company’s publicly traded common stock.

				Aggregate
		Weighted Average	Weighted-Average	Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Stock Options	Per Option	Term	($000)

Balance at December 31, 2007	4,958,131	$2.35
Granted	100,500	0.85
Exercised	(6,303)	0.68
Forfeited or expired	(106,061)	1.90

Balance at March 31, 2008	4,946,267	$2.33	6.65	$39

The weighted-average fair value of stock options granted during the three month period ended March 31, 2008 was $0.45. As of March 31, 2008 there was $2,251,396 of total unrecognized share-based compensation expense related to non-vested stock option awards, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock
A summary of the Company’s unvested restricted stock as of March 31, 2008 is presented below:

		Weighted-
		Average
		Grant
		Date Fair
Restricted Stock	Shares	Value

Balance at December 31, 2007	902,959	$1.83
Granted	—	—
Released	—	—
Forfeited	—	—

Balance at March 31, 2008	902,959	$1.83

As of March 31, 2008 there was $297,191 of total unrecognized share-based compensation expense related to unvested restricted stock granted, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 0.36 years.
6. Contingency
On February 7, 2007, an arbitrator ruled the Company was liable to Nabi Biopharmaceuticals, Inc. (“Nabi”) for cancellation fees and restitution in the aggregate amount of $4,500,000, including $1,200,000 with respect to restitution for prior production and $3,300,000 relating to cancellation fees, as a result of the Company’s termination of a contract manufacturing agreement with Nabi during 2006. The Company recorded a charge of $4,500,000 in the fourth quarter of 2006 as a result of this ruling. The ruling further provided that the Company pay interest at a rate of 9% per annum on any unpaid balances commencing 30 days after the date of the award. In March 2007, Nabi filed a petition with the Supreme Court of the State of New York (the “Court”) to confirm the arbitrator’s award, and the Company cross-petitioned to have the award set aside.
On October 18, 2007, the Company learned that the Court had vacated the $3,300,000 portion of the $4,500,000 arbitration award related to cancellation fees, but had confirmed the $1,200,000 award of restitution for prior production. On January 28, 2008, the Company paid the $1,200,000 award plus accrued interest. On January 30, 2008, Nabi filed a Notice of Appeal of the Court’s decision to the extent it vacated the $3,300,000 portion of the arbitration award relating to the cancellation fees.
7. Comprehensive (Loss) Income
The components of comprehensive (loss) income for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31
	2008	2007

Net (loss) income	$(3,447,799)	$462,199

Change in net unrealized gains (losses) on investments	49,708	(1,604)

Comprehensive (loss) income (loss)	$(3,398,091)	$460,595

8. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities. As permitted by SFAS No.157-2, the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. SFAS No. 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table sets forth the financial assets and liabilities that were measured at a fair value on a recurring basis at March 31, 2008 by level within the fair value hierarchy. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$9,858,514	$9,858,514	$—	$—
Short and long-term investments available-for-sale (2)	35,167,323	35,167,323	—	—

Total	$45,025,837	$45,025,837	$—	$—

(1)	Cash equivalents consist primarily of money market funds, corporate notes and commercial paper securities with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments available-for-sale consists of corporate notes, commercial paper, asset-backed securities, and government agency notes, for which we determine fair value through quoted market prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	The expected timing of completing a Phase I trial evaluating single ascending doses of FV-100 in healthy volunteers in the first half of 2008;

•	the expected timing of initiating a Phase I trial evaluating multiple ascending doses of FV-100 in healthy volunteers in the third quarter of 2008 and the expected timing of initiating a Phase II trial of FV-100 around year end of 2008;

•	our plans and the length of time it may take to select a lead candidates for our HIV integrase inhibitor program and HCV polymerase inhibitor program;

•	our intent to pursue licenses, co-development, collaborations or other transactions to support the further development of Aurexis;

•	our plans to support our existing collaborations;

•	the number of months that our current cash, cash equivalents, and short-term investments will allow us to operate;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and how we expect to fund them;

•	potential future revenue from collaborative research agreements, partnerships, license agreements or materials transfer agreements;

•	and anticipated future and increased losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: 3M Company or Wyeth not terminating our license and collaborative research agreements; maintaining sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently and through the regulatory process; our ongoing or future preclinical studies or clinical trials not demonstrating the appropriate safety and efficacy of our product candidates; our ability to secure and our use of third-party contract clinical and preclinical research and data management organizations, manufacturers, who may not fulfill their contractual obligations or otherwise perform satisfactorily in the future; manufacturing and maintaining sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; failure to obtain regulatory approval to commence or continue our clinical trials or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others; our collaborators do not fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; our ability to in-license or acquire additional antiviral development programs in the future to expand our emerging antiviral pipeline; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of this Form 10-K for December 31, 2007. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
Inhibitex®, MSCRAMM®, Veronate® and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.

The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company focused on the development of products that can diagnose, prevent and treat serious infections. We are currently concentrating our efforts on the development of antiviral small molecule compounds for the treatment of shingles, chronic hepatitis C, and human immunodeficiency virus, or HIV.
Our lead antiviral product candidate, FV-100, is an orally available nucleoside analogue prodrug being developed for the treatment of herpes zoster, or shingles, which is caused by varicella zoster virus, or VZV. The safety and pharmacokinetics of FV-100 are currently being evaluated in a Phase I clinical trial in healthy volunteers. Our development pipeline also includes: a series of HIV integrase inhibitors, which are an emerging class of anti-retroviral agents being developed for the treatment of HIV; a series of novel nucleoside and non-nucleoside polymerase inhibitors for the treatment of hepatitis C virus, or HCV, and nucleoside analogues with antiviral activity against cytomegalovirus, or CMV. We have also licensed the rights to use certain intellectual property from our proprietary MSCRAMM® protein platform to Wyeth for its use in the development of staphylococcal vaccines and to 3M Company for its use in developing diagnostic applications. In addition, we continue to pursue licensing, co-development collaborations, and other business arrangements to support the further development of Aurexis, our humanized monoclonal antibody being developed to treat serious Staphylococcus aureus infections.
We plan to initiate a multiple ascending dose study of FV-100 in the third quarter of 2008 and our goal is to initiate a Phase II trial for FV-100 in shingles patients around year end of 2008. We are also engaged in preclinical lead optimization activities with respect to our HIV integrase and HCV polymerase inhibitors with a goal to select a lead clinical candidate for these programs around the end of 2008.
We have neither received regulatory approval for any of our product candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive additional collaboration revenues or any product revenues from any of our existing or future product candidates or preclinical development programs.
We expect to incur losses for the foreseeable future as we intend to support the development of our existing antiviral programs, or those we may obtain through future in-licensing, acquisition or merger activities.
Recent Developments
•	Initiation of Phase I FV-100 Clinical Trial - On April 29, 2008, we announced that the Investigational New Drug application for FV-100, our highly potent oral antiviral compound in development for the treatment of shingles, was accepted by the U.S. Food and Drug Administration and that we had enrolled the first cohort in a Phase I clinical trial intended to evaluate the safety and pharmacokinetics of up to four single ascending doses of FV-100 in healthy subjects.

•	FV-100 Data Presented at ICAR - In April 2008, we presented data from our first-in-man Phase I clinical trial of FV-100 at the 21st International Conference on Antiviral Research, or ICAR held in Montreal, Quebec. Pharmacokinetic and safety data from the study suggested that FV-100, which is a prodrug, is rapidly converted to its active compound CF-1743, and levels of CF-1743 were observed well above the EC50 for up to twelve hours at low doses. Additionally, FV-100 appeared to be generally well tolerated, and there were no drug-related serious adverse events observed in the trial.
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
There has been no change in the above critical accounting policies used to create the underlying accounting assumptions and estimates used in 2008.
In addition we adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements and SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. In adopting SFAS No. 159, the Company did not elect to measure any new assets or liabilities at their respective fair values. We are currently evaluating FASB issued SFAS No. 141 (Revised), “Business Combinations”, SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. None of these Financial Accounting Standards Board pronouncements had or are expected to have a material impact on our results of operations.
Results of Operations
Three Months Ended March 31, 2008 and 2007
Summary. We reported a net loss of $3.4 million for the three months ended March 31, 2008, as compared to a net income of $0.5 million for the same period in 2007. Basic and diluted net loss per share was $0.08 for the three months ended March 31, 2008, as compared to basic and diluted net income of $0.02 and $0.01 per share, respectively, for the same period in 2007. The increase in net loss and net loss per share for the first quarter ended March 31, 2008, as compared to the same period of 2007, was the result of higher research and development expenses, primarily associated with preclinical studies and the clinical trail costs associated with the advancement of FV-100, as well as the impact of $1.9 million in other income recorded in the first quarter of 2007 related to a non-recurring gain on the sale of excess raw materials, and a $0.5 million non-recurring favorable mediation settlement recorded as a reduction in general and administrative expense in the first quarter of 2007. We expect to incur losses for the foreseeable future as we intend to support the development of our antiviral programs, or those we may obtain through future in-licensing, acquisition or merger activities.
Revenue. Revenue increased to $0.8 million for the three months ended March 31, 2008 from $0.7 million for the same period in 2007. This increase of $0.1 million, or 14%, was the result of an increase in periodic research-associated support fees received by the Company related to an existing collaborative license and development agreement.
Research and Development Expense. Research and development expense increased to $3.4 million during the three months ended March 31, 2008 from $1.6 million for the same period in 2007. This increase of $1.8 million, or 113%, was primarily the result of a $1.1 million increase in clinical, preclinical and manufacturing-related expenses associated with our product candidates, a $0.3 million increase in salaries, benefits, and share-based compensation, and a $0.4 million increase in license fees, patent-related legal fees and other. Preclinical and clinical development costs increased due to a $0.8 million increase in preclinical studies and clinical trial expenses related to our FV-100 program, a $0.2 million increase in sponsored research payments associated with our HIV and HCV development programs, and $0.1 million increase in manufacturing-related expenses. Salaries, benefits and share-based compensation expenses increased due to an increase in personnel. License fees, patent-related legal fees and other expenses increased due to higher patent expenses, license fees and other expenses. The following table summarizes the components of our research and development expense for the three months ended March 31, 2008 and 2007.

	March 31,
	2008	2007
	(In millions)
Clinical, preclinical and manufacturing-related expenses	$1.2	$0.1
Salaries, benefits and share-based compensation expense	1.1	0.8
License fees, patent-related legal fees and other expenses	0.6	0.2
Depreciation and facility related expenses	0.5	0.5

Total research and development expense	$3.4	$1.6

General and Administrative Expense. General and administrative expense remained unchanged at $1.3 million for the three months ended March 31, 2007 and 2008. Professional and legal fees increased $0.3 million, which was offset by a $0.1 million decrease in salaries, benefits and share-based compensation expense, a $0.1 million decrease in other expenses and a $0.1 million decrease in depreciation and facility-related expenses. Professional and legal fees increased due to a non-recurring favorable $0.5 million mediation settlement with a third party for litigation-related legal fees received in first quarter of 2007, offset in part by higher legal fees in first quarter of 2008. Salaries, benefits and share-based compensation expense decreased by $0.1 million as a result of a decrease in personnel. Other expenses decreased by $0.1 million due largely to a decrease in insurance premiums. Depreciation and facility-related expenses decreased primarily due to lower depreciation expense.
The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2008 and 2007.

	March 31,
	2008	2007
	(In millions)
Professional and legal fees	$0.3	$—
Salaries, benefits and share-based compensation expense	0.7	0.8
Other expenses	0.3	0.4
Depreciation and facility-related expenses	—	0.1

Total general and administrative expense	$1.3	$1.3

Other Income, net. Other income, net decreased to less than $0.1 million for the three months ended March 31, 2008 from $1.9 million for the first quarter in 2007. This decrease was the result of a non-recurring gain on the sale of excess raw materials of $1.9 million recorded in the first quarter of 2007.
Liquidity and Capital Resources
Since our inception in May 1994 through March 31, 2008, we have funded our operations primarily with $214.4 million in gross proceeds raised from a series of five private equity financings, our IPO in June 2004, and two private placement of public equity (PIPE) financings.
For the three months ended March 31, 2008, cash, cash equivalents, short-term and long-term investments decreased by $4.0 million, from $50.3 million to $46.3 million. This decrease was primarily the result of net cash used for operating activities and the repayment of capital lease obligations and notes payable.
Net cash used in operating activities was $3.6 million for the three months ended March 31, 2008, reflecting our net loss for the period of $3.4 million plus a net decrease in operating assets over operating liabilities of $0.5 million, offset by non-cash charges of $0.3 million. Our net loss resulted largely from the cost of funding our preclinical studies, clinical trials, other research and development activities, and general and administrative expenses, offset in part by the amortization of deferred revenue from our license and collaboration agreements and net interest income. The net decrease in operating assets over operating liabilities reflected a net increase of $0.1 million in accounts receivable and prepaid expenses due principally to the timing of our collaborative research support payments and a net decrease of $0.4 million in accounts payable, accrued liabilities and deferred revenue, primarily due to a $1.8 decrease in accrued liabilities, offset by $0.6 million increase in accounts payable and a $0.8 million increase in deferred revenue.
Net cash from investing activities during the three months ended March 31, 2008, was $0.8 million, which consisted of $1.2 million in net proceeds from short-term and long-term investments, offset by $0.4 million in cash paid for capital expenditures.
Net cash used in financing activities during the three months ended March 31, 2008 was $0.3 million, reflecting scheduled payments on our capital leases and notes payable.
At March 31, 2008, our cash, cash equivalents, short-term and long-term investments totaled $46.3 million and our investments had a planned average maturity less than 12 months. Our cash, cash equivalents, short-term and long-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government agency securities, high-grade corporate bonds, asset-backed securities, commercial paper, certificates of deposit and money market accounts.

Our future funding requirements are difficult to determine and will depend on a number of factors, including:
•	any changes in our strategy in the future;

•	our development plans and the time it takes to advance our pipeline;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the variability, timing and costs associated with conducting preclinical studies;

•	the cost of manufacturing preclinical and clinical trial materials for our product candidates;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials;

•	the cost and the time it takes to obtain the regulatory approvals required to advance the development of our programs or product candidates;

•	the number of product candidates we may advance into clinical development;

•	future payments we may receive or make under existing or future license or collaboration agreements if any and assuming existing agreements continue;

•	whether we obtain additional preclinical or clinical-stage product candidates or programs through future in-licensing or acquisition;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the development of our existing pipeline on our planned timelines, we believe that our existing cash, cash equivalents, short-term and long-term investments of $46.3 million as of March 31, 2008, plus anticipated proceeds from existing licensing agreements and collaborations, will enable us to operate for an approximate period of at least 24 months from March 31, 2008. Our estimate assumes that we advance FV-100 and two of our other antiviral development programs into clinical development. This estimate does not include the potential costs for the further development of additional development programs, including Aurexis, and any other significant transaction or change in our strategy or development plans or any additional payments we might be ordered to pay in connection with the Nabi litigation matter.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 24 months, or possibly sooner in the event we enter into other transactions or otherwise change our strategy or development plans, we may need to obtain additional funding. We would expect to do so primarily through the sale of additional common stock or other equity securities or licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our preclinical studies and clinical trials, or obtain funds through license agreements, collaborative or partner arrangements pursuant to which we will likely have to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

ITEM 4T. CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 7, 2007, an arbitrator ruled we were liable to Nabi Biopharmaceuticals, Inc. or Nabi for cancellation payments and restitution in the aggregate amount of approximately $4.5 million as a result of our termination of a contract manufacturing agreement with Nabi during 2006. We recorded a charge of $4.5 million in 2006 as a result of this arbitration ruling. The ruling also provided for interest at a rate of 9% per annum on any unpaid balance commencing 30 days after the date of the award. In March 2007, Nabi filed a petition with the Supreme Court of the State of New York , or the Court, to confirm the arbitrator’s award, and we cross-petitioned to have the award set aside or vacated.
On October 18, 2007, the Company learned that the Court had vacated approximately $3.3 million of the $4.5 million award and confirmed the $1.2 million portion of the award for restitution. On January 28, 2008, we paid the $1.2 million award plus accrued interest. On January 30, 2008, Nabi filed a Notice of Appeal of the Court’s decision to the extent it vacated the $3.3 million portion of the arbitration award with respect to the cancellation fees.
ITEM 1A. RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our financial condition, and our ability to raise additional capital in the future or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed, except as set forth below.
Risks Relating to our Development of our Product Candidates
All of our product candidates are still in the early stages of development and remain subject to numerous preclinical studies, clinical testing and regulatory approval. If we are unable to successfully develop our product candidates, our business will be materially harmed.
Our failure to successfully develop one or more of our product candidates may have a material adverse effect on us, and possibly cause us to cease operations. To date, we have not commercially marketed, distributed or sold any product candidates. The success of our business depends primarily upon our ability to develop our product candidates through early-stages of development and to ultimately commercialize our product candidates successfully or enter into collaborations with larger biopharmaceutical companies to do so. We initiated a Phase I clinical trial evaluating single ascending doses of FV-100 in healthy volunteers in April 2008. We plan to initiate a multiple ascending dose study of FV-100 in the third quarter and our goal is to initiate a Phase II trial for FV-100 in shingles patients around year end. We are also engaged in preclinical lead optimization activities with respect to our HIV integrase and HCV polymerase inhibitors with a goal to select a lead clinical candidate for one or both of these programs around the end of 2008.
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

Even if we achieve success in preclinical studies or early-stage clinical trials, there can be no assurance that later-stage trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing or early clinical trials. Accordingly, the results from completed preclinical studies and clinical trials may not be predictive of the results we may obtain in later-stage trials.
Our product candidates will require significant additional research and development efforts, substantial financial resources and regulatory approvals prior to advancing into further clinical development or being commercialized by us or collaborators. We cannot be certain that any of our product candidates will successfully progress through the drug development process or will result in clinically or commercially viable products. We do not expect any of our drug candidates to be commercially available to us or collaborators for at least several years. If we are unable to successfully develop our product candidates, our business will be materially harmed.
Risks Related to Owning Our Common Stock
We currently do not meet the standards for continued listing on The NASDAQ Global Market, and we cannot provide any assurance that we will meet these standards in the future. If we are delisted from this exchange, the value of your investment may substantially decrease.
On January 9, 2008, we were notified by the NASDAQ Global Market that we failed to meet its minimum listing requirements due to the fact that our common stock had not traded above $1 per share for 30 days. To maintain our listing on The NASDAQ Global Market, our common stock must have a closing bid price of $1.00 for ten consecutive days before July 8, 2008, in addition to meeting other continued listing requirements of NASDAQ Marketplace Rule 4450(a)(5). If we are unable to meet the closing bid price requirement before July 8, 2008, we may apply to transfer our listing to the NASDAQ Capital Market if our common stock satisfies all of the criteria under Marketplace Rule 4310(c) for initial inclusion on such market, other than compliance with the minimum bid price rule. If our application is approved, the NASDAQ Marketplace Rules provide that we will be afforded an additional 180 calendar days to comply with the minimum bid price rule while listed on the NASDAQ Capital Market. If we fail to maintain our listing on the NASDAQ Capital Market, our shares will likely trade on the NASDAQ OTC Market. We may consider a reverse stock split of our common stock to increase the bid price above $1.00. Any delisting or change in market class from the NASDAQ Capital Market may adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

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

Date: May 09, 2008	INHIBITEX, INC
/s/ Russell H. Plumb
Russell H. Plumb
President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer and Chief Financial Officer as Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer