Form 10-Q
period 2008-06-30
INHIBITEX, INC.
filed 2008-08-12
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 0-50772
INHIBITEX, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2708737
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9005 Westside Parkway
Alpharetta, Georgia	30009
(Address of principal executive	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 10, 2008, 43,333,505 shares of the Registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$13,532,642	$14,178,143
Short-term investments	27,965,920	36,088,309
Prepaid expenses and other current assets	840,071	1,058,426
Accounts receivable	187,332	44,988

Total current assets	42,525,965	51,369,866
Property and equipment, net	2,523,618	2,564,345
Long-term investments	400,480	—

Total assets	$45,450,063	$53,934,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,005,956	$1,160,351
Accrued expenses	3,405,457	6,605,253
Current portion of notes payable	312,500	312,500
Current portion of capital lease obligations	388,112	698,151
Current portion of deferred revenue	941,667	441,667
Other current liabilities	154,824	154,824

Total current liabilities	6,208,516	9,372,746
Long-term liabilities:
Notes payable, net of current portion	546,875	703,125
Capital lease obligations, net of current portion	—	68,710
Deferred revenue, net of current portion	312,500	387,500
Other liabilities, net of current portion	1,149,944	1,202,328

Total long-term liabilities	2,009,319	2,361,663

Total liabilities	8,217,835	11,734,409
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2008 and December 31, 2007; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at June 30, 2008 and December 31, 2007; 43,048,212 and 42,785,318 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	43,048	42,785
Warrants	15,551,492	15,551,492
Accumulated other comprehensive income	6,352	106,480
Additional paid-in capital	241,422,983	240,634,018
Accumulated deficit	(219,791,647)	(214,134,973)

Total stockholders’ equity	37,232,228	42,199,802

Total liabilities and stockholders’ equity	$45,450,063	$53,934,211

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
License fees and milestones	$412,500	$412,500	$825,000	$825,000
Collaborative research and development	375,000	250,000	750,000	500,000
Grants and other revenue	—	22,500	—	28,500

Total revenue	787,500	685,000	1,575,000	1,353,500
Operating expense:
Research and development	2,108,102	1,678,463	5,514,149	3,245,037
General and administrative	1,222,339	1,961,906	2,563,907	3,268,064

Total operating expense	3,330,441	3,640,369	8,078,056	6,513,101

Loss from operations	(2,542,941)	(2,955,369)	(6,503,056)	(5,159,601)
Other (loss) income, net	3,054	(1,013)	14,480	1,944,579
Interest income, net	331,012	632,066	831,902	1,352,905

Net loss	$(2,208,875)	$(2,324,316)	(5,656,674)	(1,862,117)

Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.13)	$(0.06)

Weighted average shares used to compute basic and diluted net loss per share	42,909,471	30,812,510	42,850,270	30,659,861

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(5,656,674)	$(1,862,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	480,486	532,041
Share-based compensation	855,653	887,110
(Gain) loss on sale of equipment	(17,689)	1,538
Amortization of investment premium or discount	(445,121)	(735,542)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	218,355	346,613
Accounts receivable	(142,344)	(1,753,803)
Accounts payable and other liabilities	(135,309)	(191,211)
Accrued expenses	(3,176,505)	(1,502,818)
Deferred revenue	425,000	1,175,001

Net cash used in operating activities	(7,594,148)	(3,103,188)

Cash flows from investing activities:
Purchases of property and equipment	(445,550)	—
Proceeds from sale of property and equipment	23,480	—
Purchases of investments	(25,033,175)	(40,258,149)
Proceeds from maturities and sales of investments	33,100,077	40,200,000
Cash paid in connection with previous acquisition	(94,761)	(1,547,522)

Net cash provided by (used in) investing activities	7,550,071	(1,605,671)

Cash flows from financing activities:
Payments on promissory notes and capital leases	(534,999)	(846,922)
Proceeds from the issuance of common stock	11,452	16,852
Repurchase of common stock	(77,877)	—

Net cash used in financing activities	(601,424)	(830,070)

Decrease in cash and cash equivalents	(645,501)	(5,538,929)
Cash and cash equivalents at beginning of period	14,178,143	19,681,861

Cash and cash equivalents at end of period	$13,532,642	$14,142,932

Supplemental cash flow information:
Interest paid	$30,715	$83,520
The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Operations
Inhibitex, Inc. (“Inhibitex” or the “Company”) was incorporated in the state of Delaware in May 1994. Inhibitex is a biopharmaceutical company focused on the development of products to prevent and treat serious infectious diseases. The Company is currently concentrating its efforts on the development of antiviral small molecule compounds for the treatment of shingles, chronic hepatitis C, or HCV, and human immunodeficiency virus, or HIV.
The Company’s lead antiviral product candidate, FV-100, is an orally available nucleoside analogue prodrug being developed for the treatment of herpes zoster, or shingles, which is caused by varicella zoster virus. The safety and pharmacokinetics of FV-100 is currently being evaluated in a multiple ascending dose study in healthy subjects. The Company’s development pipeline also includes: a series of novel nucleoside polymerase inhibitors for the treatment of HCV; a series of HIV integrase inhibitors, which are an emerging class of anti-retroviral agents being developed for the treatment of HIV; and a series of nucleoside analogues with antiviral activity against cytomegalovirus, or CMV. The Company has also licensed the rights to use certain intellectual property from its proprietary MSCRAMM® protein platform to Wyeth for its use in the development of staphylococcal vaccines and to 3M Company for its use in developing diagnostic applications. In addition, the Company continues to pursue licensing, co-development collaborations, or other business arrangements to support the further development of Aurexis, its humanized monoclonal antibody being developed to treat serious Staphylococcus aureus infections.
The Company has incurred operating losses in each year since its inception and expects such annual losses to continue.
The Company plans to continue to finance its operations with its existing cash, cash equivalents, short-term and long-term investments, and future equity and/or debt financings or proceeds from potential future collaborations or partnerships or other financing arrangements. The Company’s ability to continue its operations is dependent, in the near term, upon managing its existing cash resources, advancing the development of its product candidates, entering into additional in-licensing, collaboration and partnership agreements, executing future financings or transactions and ultimately, achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company, if at all, or that the Company will ever become profitable.
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
Recent Accounting Pronouncements. Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities. As permitted by SFAS No.157-2, the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. Please see Note 8-Fair Value Measurements. SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. In adopting SFAS No. 159, the Company did not elect to measure any new assets or liabilities at their respective fair values.

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in an acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009, will require the Company to expense all future direct transaction costs associated with business combinations.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009, will require the Company to record future gains or losses upon changes in control, which is not expected to have a significant impact on the Company’s consolidated financial statements based on its current operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008, and its adoption is not expected to have a significant impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The effective date of SFAS 162 is yet to be determined; it will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 is not expected to have a significant impact on the Company’s consolidated financial statements.
3. Net Loss Per Share
The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income by the weighted average number of common shares and dilutive common stock equivalents outstanding (commonly and hereinafter referred to as common stock equivalents). Common stock equivalents consist of common shares issuable upon the exercise of stock options, warrants, and restricted shares. For diluted net income or net loss per share, common stock equivalents are excluded from the calculation of diluted net income or net loss per share if their effect is anti-dilutive.
The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss available for common stockholders	$(2,208,875)	$(2,324,316)	$(5,656,674)	$(1,862,117)

Weighted average common shares outstanding used to compute basic earnings per share	42,909,471	30,812,510	42,850,270	30,659,861
Dilutive effect of:
Stock options and restricted stock	—	—	—	—
Warrants	—	—	—	—

Shares used to compute diluted earnings per share	42,909,471	30,812,510	42,850,270	30,659,861

Basic net loss per share	$(0.05)	$(0.08)	$(0.13)	$(0.06)

Diluted loss per share	$(0.05)	$(0.08)	$(0.13)	$(0.06)

Number of antidilutive stock options and restricted stock excluded from computation	5,398,310	2,716,166	5,398,310	2,716,166

Number of antidilutive warrants excluded from computation	8,535,097	2,608,035	8,535,097	2,608,035

4. Acquisition
On September 19, 2007, the Company completed the acquisition of all of the common shares of FermaVir Pharmaceuticals, Inc. (“FermaVir”) pursuant to an Agreement and Plan of Merger and Reorganization dated as of April 9, 2007 (“the merger agreement”). Pursuant to the Merger Agreement, FermaVir merged with and into Frost Acquisition Corp., a wholly-owned subsidiary of the Company (“the merger sub”), with the merger sub continuing as a wholly-owned subsidiary of the Company under the name FermaVir Pharmaceuticals, Inc. The assets of FermaVir included FV-100, an orally bioavailable nucleoside analogue being developed for the treatment of shingles, and a series of preclinical stage compounds with antiviral activity against CMV. The consolidated statements of operations include the results of FermaVir from September 19, 2007, the closing date of the acquisition.
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

The acquired in-process research and development (“IPR&D”) project per U.S. GAAP is FV-100, a compound in development for the treatment of shingles. The series of compounds with antiviral activity against CMV did not qualify as a project for IPR&D purposes and were excluded from the purchase price allocation. The accounting fair value of IPR&D for FV-100 was $21,200,000. Further due to the application of Emerging Issues Task Force (“EITF”) 98-3, the remaining purchase price was reallocated to FV-100, rather than to goodwill.
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
The Company has accrued exit costs in connection with the acquisition of FermaVir. The liability outstanding as of June 30, 2008 is $198,084, which consists of anticipated relocation and other expenses incurred in connection with the acquisition.
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

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$787,500	$685,000	$1,575,000	$1,353,500

Operating expenses	$3,330,441	$4,614,542	$8,078,056	$10,068,005

Net loss	$(2,208,875)	$(9,368,625)	$(5,656,674)	$(13,132,375)

Basic and diluted net loss per common share	$(0.05)	$(0.22)	$(0.13)	$(0.31)

5. Share-Based Award Plans
The Company has two share-based award plans, one of which has shares reserved for future share-based awards. For the three months ended June 30, 2008 and 2007, the Company recorded share-based compensation expense related to grants from this plan of $395,171 and $409,716, respectively, or $0.01 and $0.01 basic and fully diluted per share. For the six months ended June 30, 2008 and 2007, the Company recorded share-based compensation expense related to grants from this plan of $855,653 and $887,110, respectively, or $0.02 and $0.03 basic and fully diluted per share. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three and six months ended June 30, 2008 and 2007.

Stock Options
The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average risk-free interest rate	3.03%	—	2.65%	4.83%
Dividend yield	—	—	—	—
Expected weighted average volatility	.68	—	.68	.76
Expected weighted average life of options (years)	4.0	—	4.0	4.0
Weighted average fair value of options granted	$0.34	—	$0.45	$0.91
The risk-free rate interest rate is based on the expected life of the option and the corresponding U.S. Treasury bond, which in most cases is the U.S. five year Treasury bond. The expected term of stock options granted is derived from actual and expected option behavior and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise patterns and future employee terminations to determine expected life and forfeitures. Expected volatility is based on the historical volatility of the Company’s publicly traded common stock.

			Weighted-Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual	Value
	Stock Options	Per Option	Term	($000)

Balance at December 31, 2007	4,958,131	$2.35
Granted	103,500	$0.85
Exercised	(6,303)	$0.68
Forfeited or expired	(199,965)	$1.88

Balance at June 30, 2008	4,855,363	$2.34	6.50	$19

The weighted average fair value of stock options granted during the six month period ended June 30, 2008 was $0.45. As of June 30, 2008 there was $1,930,789 of total unrecognized share-based compensation expense related to unvested stock option awards, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock
A summary of the Company’s unvested restricted stock as of June 30, 2008 is presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Balance at December 31, 2007	902,959	$1.83
Granted	—	—
Released	(360,012)	$1.89
Forfeited	—	—

Balance at June 30, 2008	542,947	$1.79

As of June 30, 2008 there was $124,712 of total unrecognized share-based compensation expense related to unvested restricted stock granted, not discounted for future forfeitures. This balance is expected to be recognized over a weighted average period of 0.2 years.

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
On October 18, 2007, the Company learned that the Court had vacated the $3,300,000 portion of the $4,500,000 arbitration award related to cancellation fees, but had confirmed the $1,200,000 award of restitution for prior production. On January 28, 2008, the Company paid Nabi the $1,200,000 award, plus accrued interest. On January 30, 2008, Nabi filed a Notice of Appeal of the Court’s decision to the extent it vacated the $3,300,000 portion of the arbitration award relating to the cancellation fees.
On August 1, 2008, the Company entered into a settlement agreement with Nabi Pharmaceuticals (“Nabi”) in connection with the Company’s termination of a production and supply agreement in 2006. The Company agreed to pay Nabi $2,200,000 to settle all remaining claims. The Company had previously accrued a total of $3,556,564 in research and development expense associated with this dispute. Accordingly, the Company recorded a $1,356,564 reduction in research and development expense with respect to this settlement in the second quarter of 2008.
7. Comprehensive Loss
The components of comprehensive loss for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(2,208,875)	$(2,324,316)	$(5,656,674)	$(1,862,117)

Change in net unrealized (losses) gains on investments	$(149,836)	$9,139	$(100,128)	$7,534

Comprehensive loss	$(2,358,711)	$(2,315,177)	$(5,756,802)	$(1,854,583)

8. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements". SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and liabilities. As permitted by SFAS No.157-2, the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS No. 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities and cash equivalents.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table sets forth the financial assets and liabilities that were measured at a fair value on a recurring basis at June 30, 2008 by level within the fair value hierarchy. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$12,808,558	$12,808,558	$—	$—
Short and long-term investments available-for-sale (2)	28,366,400	28,366,400	—	—

Total	$41,174,958	$41,174,958	$—	$—

(1)	Cash equivalents consist primarily of money market funds, corporate notes and commercial paper securities with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments available-for-sale consists of corporate notes, asset-backed securities, and government agency notes, for which we determine fair value through quoted market prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	The expected timing of completing a Phase I trial evaluating multiple ascending doses of FV-100 in healthy volunteers in the fourth quarter of 2008;

•	the expected timing of initiating a Phase II trial of FV-100 in shingles patients around year end 2008;

•	our plans and the length of time it may take to select lead candidates for our HCV polymerase inhibitor program and HIV integrase inhibitor program ;

•	our intent to pursue licenses, co-development, collaborations or other transactions to support the further development of Aurexis;

•	our plans to support our existing collaborations;

•	the number of months that our current cash, cash equivalents, short-term and long-term investments will allow us to operate;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and how we expect to fund them;

•	potential future revenue from collaborative research agreements, partnerships, license agreements or materials transfer agreements;

•	our plans to present data at certain scientific meetings in the future;

•	and anticipated future and increased losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: 3M Company or Wyeth not terminating our license and collaborative research agreements; maintaining sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently; our ability to obtain timely regulatory approval to advance our product candidates; the results of ongoing lead optimization activities and future preclinical studies supporting the selection of lead candidates for our HCV and/or HIV programs; our ongoing or future preclinical studies or clinical trials demonstrating the appropriate safety and efficacy of our product candidates; our ability to secure and our use of third-party contract clinical and preclinical research and data management organizations; manufacturers fulfilling their contractual obligations or otherwise perform satisfactorily in the future; manufacturing and maintaining sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our ability enroll patients in clinical trials in a timely manner; failure to obtain regulatory approval to commence or continue our clinical trials or to market our product candidates for safety or other reasons; our ability to obtain, protect and maintain our intellectual property rights for our product candidates from unauthorized use by others; our collaborators fulfilling their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our expenses, revenues and cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of Form 10-K for December 31, 2007 and in the “Risk Factors” section of Form 10-Q for March 31, 2008. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Inhibitex®, MSCRAMM® and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.
The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company focused on the development of products to prevent and treat serious infections. We are currently concentrating our efforts on the development of antiviral small molecule compounds for the treatment of shingles, chronic hepatitis C, or HCV, and human immunodeficiency virus, or HIV.
Our lead antiviral product candidate, FV-100, is an orally available nucleoside analogue prodrug being developed for the treatment of herpes zoster, or shingles, which is caused by varicella zoster virus. We have completed a Phase I clinical trial evaluating four single ascending doses of FV-100 in healthy volunteers and have initiated enrollment in a multiple ascending dose study in healthy subjects to further evaluate the safety and pharmacokinetics of FV-100. Our development pipeline also includes: a series of novel nucleoside polymerase inhibitors for the treatment of HCV; a series of HIV integrase inhibitors, which are an emerging class of anti-retroviral agents being developed for the treatment of HIV; and nucleoside analogues with antiviral activity against cytomegalovirus, or CMV. We have also licensed to Wyeth the rights to use certain intellectual property from our proprietary MSCRAMM® protein platform for its use in the development of staphylococcal vaccines and to 3M Company for its use in developing diagnostic applications. In addition, we continue to pursue licensing, co-development collaborations and other business arrangements to support the further development of Aurexis, our humanized monoclonal antibody being developed to treat serious Staphylococcus aureus infections.
We plan to complete the multiple ascending dose study of FV-100 in healthy subjects in the fourth quarter of 2008 and our goal is to initiate a Phase II trial of FV-100 in shingles patients around year end 2008. We are also engaged in preclinical lead optimization activities with respect to our HCV polymerase and HIV integrase and inhibitors, with a goal to select a lead clinical candidate from our HCV program around the end of 2008 and a clinical candidate from our HIV program in the first half of 2009.
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
Recent Developments
Phase I FV-100 Clinical Trial — On August 5, 2008, we announced that we had completed a Phase I single ascending dose clinical trial of FV-100, our highly potent and fast-acting orally available nucleoside analogue in development for the treatment of shingles (herpes zoster). We reported that there were no serious adverse events observed and that the compound was generally well tolerated in the trial. In addition, pharmacokinetic data demonstrated that all doses evaluated in the trial maintained drug plasma levels of the active form of FV-100 that exceeded its EC50 for at least 24 hours. We also reported that we had initiated enrollment in a multiple ascending dose trial of FV-100 in healthy subjects, and anticipated completing this trial in the fourth quarter of 2008.
Settlement of Litigation with Nabi Pharmaceuticals - On August 1, 2008, we entered into a settlement agreement with Nabi Pharmaceuticals (“Nabi”) in connection with an ongoing contractual dispute between the two companies arising from our termination of a production and supply agreement in 2006. We agreed to pay Nabi $2.2 million to settle all remaining claims. We had previously accrued a total of $3.6 million in research and development expense associated with this dispute. Accordingly, we recorded a $1.4 million reduction in research and development expense with respect to this settlement in the second quarter of 2008.

NASDAQ Listing Transfer-On July 9, 2008, we announced that we had received approval from the NASDAQ Listing Qualifications Staff to transfer our listing of common stock from the NASDAQ Global Market to the NASDAQ Capital Market. The listing transfer was in response to a letter we received from NASDAQ in January 2008 regarding our non-compliance with Marketplace Rule 4450(a)(5), which requires companies to maintain a minimum bid price of $1.00 per share for continued NASDAQ listing. We have an additional 180 calendar days from July 8, 2008, or until January 5, 2009, to regain compliance with NASDAQ’s minimum bid price requirement.
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
In addition in 2008, we adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements and SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. In adopting SFAS No. 159, the Company did not elect to measure any new assets or liabilities at their respective fair values. We are currently evaluating FASB issued SFAS No. 141 (Revised), “Business Combinations", SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51", SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities", and SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” . None of these Financial Accounting Standards Board pronouncements had or are expected to have a material impact on our results of operations.
Results of Operations
Three Months Ended June 30, 2008 and 2007
Summary. We reported a net loss of $2.2 million for the three months ended June 30, 2008, as compared to a net loss of $2.3 million for the same period in 2007. Basic and diluted net loss per share was $0.05 for the three months ended June 30, 2008, as compared to basic and diluted net loss of $0.08 per share for the same period in 2007. The decrease in net loss in the second quarter of 2008, as compared to 2007, was principally due to a decrease in general and administrative expenses, a reduction in research and development expense associated with the settlement of prior litigation and slightly higher revenue, offset by an increase in ongoing research and development expenditures associated with the clinical development of FV-100, as well as the preclinical development of our HCV nucleoside polymerase inhibitors and HIV integrase inhibitors, and a decrease in net interest income. We expect to incur losses for the foreseeable future as we intend to support the development of our antiviral programs.

Revenue. Revenue increased to $0.8 million for the three months ended June 30, 2008 from $0.7 million for the same period in 2007. This increase of $0.1 million, or 14%, was the result of an increase in periodic research-associated support fees received by the Company related to an existing collaborative license and development agreement.
Research and Development Expense. Research and development expense increased to $2.1 million during the three months ended June 30, 2008, from $1.7 million for the same period in 2007. This increase of $0.4 million, or 24%, was primarily the result of a $1.1 million increase in clinical, preclinical and manufacturing-related expenses associated with the clinical and preclinical development of FV-100 and our preclinical HCV and HIV programs, a $0.3 million increase in salaries, benefits and share-based compensation, a $0.3 million increase in license fees, patent-related legal fees and other expenses, a $0.1 million increase in depreciation and facility-related expenses, offset by a $1.4 million reduction in expense associated with the settlement of prior litigation related to a production and supply agreement.
Preclinical and clinical development costs decreased by a total of $0.3 million due to a $0.6 million increase in preclinical studies and clinical trial expenses predominantly associated with our FV-100 program, a $0.3 million increase in sponsored research payments associated with our HIV and HCV programs, and a $0.2 million increase in manufacturing-related expenses related to FV-100 process development expenses and chemistry associated with our HIV and HCV development programs, offset by a $1.4 million reduction in expense associated with the settlement of prior litigation related to a production and supply agreement . Salaries, benefits and share-based compensation expenses increased due to an increase in personnel. License fees, patent-related legal fees and other expenses increased due to higher patent expenses, license fees and other expenses. Depreciation and facility related expenses increased due to a slight increase in facility expenses and higher amount of depreciable equipment. The following table summarizes the components of our research and development expense for the three months ended June 30, 2008 and 2007.

	June 30,
	2008	2007
	(In millions)
Clinical, preclinical and manufacturing-related expenses	$(0.3)	$—
Salaries, benefits and share-based compensation expense	1.1	0.8
License fees, patent-related legal fees and other expenses	0.7	0.4
Depreciation and facility related expenses	0.6	0.5

Total research and development expense	$2.1	$1.7

General and Administrative Expense. General and administrative expense decreased to $1.2 million during the three months ended June 30, 2008 from $2.0 million for the same period in 2007. This decrease of $0.8 million, or 40%, was due to a $0.6 million decrease in salaries, benefits and share-based compensation, a $0.1 million decrease in professional and legal fees and a decrease of $0.1 million in other expenses.
Salaries, benefits and share-based compensation expense decreased by $0.6 million as a result of a charge for non-recurring severance and termination benefits in 2007 and a decrease in personnel. Professional and legal fees decreased $0.1 million due to lower consulting and auditing expenses. Other expenses decreased by $0.1 million due to a decrease in insurance premiums and various other expenses.
The following table summarizes the components of our general and administrative expense for the three months ended June 30, 2008 and 2007.

	June 30,
	2008	2007
	(In millions)
Professional and legal fees	$0.3	$0.4
Salaries, benefits and share-based compensation expense	0.5	1.1
Other expenses	0.3	0.4
Depreciation and facility-related expenses	0.1	0.1

Total general and administrative expense	$1.2	$2.0

Six Months Ended June 30, 2008 and 2007
Summary. We reported a net loss of $5.7 million for the six months ended June 30, 2008, as compared to a net loss of $1.9 million for the same period in 2007. Basic and diluted net loss per share was $0.13 for the six months ended June 30, 2008, as compared to basic and diluted net loss of $0.06 per share for the same period in 2007. The increase in net loss and net loss per share for the six months ended June 30, 2008, as compared to the same period of 2007, was the result of an increase in research and development expenses primarily associated with the preclinical and clinical development of FV-100, as well as the preclinical development of the our HCV nucleoside polymerase inhibitor and HIV integrase inhibitor programs and a decrease in net interest income and other income, offset by a decrease in general and administrative expenses, slightly higher revenue and a reduction in research and development expense associated the settlement of prior litigation related to a production and supply agreement. We expect to incur losses for the foreseeable future as we intend to support the development of our antiviral programs.
Revenue. Revenue increased to $1.6 million for the six months ended June 30, 2008 from $1.4 million for the same period in 2007. This increase of $0.2 million or 14%, was the result of an increase in periodic research-associated support fees received by the Company related to an existing collaborative license and development agreement.
Research and Development Expense. Research and development expense increased to $5.5 million during the six months ended June 30, 2008, from $3.2 million for the same period in 2007. This increase of $2.3 million, or 72%, was primarily the result of a $2.3 million increase in clinical, preclinical and manufacturing-related expenses associated with the clinical and preclinical development of Fv-100 and our HCV and HIV programs, a $0.6 million increase in salaries, benefits, and share-based compensation, a $0.7 million increase in license fees, patent-related legal fees and other expenses, a $0.1 million increase in depreciation and facility-related expenses, offset in part by a $1.4 million reduction in expense associated with the settlement of prior litigation related to a production and supply agreement.
Preclinical and clinical development costs increased by a total of $0.9 million due to a $1.4 million increase in preclinical studies and clinical trial expenses predominantly associated with our FV-100 program, a $0.6 million increase in sponsored research payments associated with our HIV and HCV development programs, a $0.3 million increase in manufacturing-related expenses related to FV-100 process development expenses, and chemistry associated with our HIV and HCV development programs, offset in part by a $1.4 million reduction in expense associated with the settlement of prior litigation on a production and supply agreement. Salaries, benefits and share-based compensation expenses increased due to an increase in personnel. License fees, patent-related legal fees and other expenses increased due to higher patent expenses, license fees and other expenses. Depreciation and facility related expenses increased slightly due to a higher amount of depreciable equipment. The following table summarizes the components of our research and development expense for the six months ended June 30, 2008 and 2007.

	June 30,
	2008	2007
	(In millions)
Clinical, preclinical and manufacturing-related expenses	$0.9	$—
Salaries, benefits and share-based compensation expense	2.2	1.6
License fees, patent-related legal fees and other expenses	1.3	0.6
Depreciation and facility related expenses	1.1	1.0

Total research and development expense	$5.5	$3.2

General and Administrative Expense. General and administrative expense decreased to $2.6 million during the six months ended June 30, 2008 from $3.3 million for the same period in 2007. This decrease of $0.7 million, or 21%, was due to a $0.6 million decrease in salaries, benefits and share-based compensation, a $0.1 million decrease in depreciation and facility-related expenses and a decrease of $0.1 million in other expenses, offset by an increase of $0.1 million in professional and legal fees.
Salaries, benefits and share-based compensation expense decreased by $0.6 million as a result of a non-recurring charge for severance and termination benefits in 2007 and a decrease in personnel. Depreciation and facility-related expenses decreased by $0.1 million due to lower expenses to maintain our facilities. Other expenses decreased by $0.1 million due to a decrease in insurance premiums and various other expenses. Professional and legal fees increased by $0.1 million, due to a non-recurring favorable mediation settlement with a third party for litigation-related legal fees in 2007, offset by lower consulting, legal and auditing expenses in 2008.

The following table summarizes the components of our general and administrative expense for the six months ended June 30, 2008 and 2007.

	June 30,
	2008	2007
	(In millions)
Professional and legal fees	$0.6	$0.5
Salaries, benefits and share-based compensation expense	1.2	1.8
Other expenses	0.6	0.7
Depreciation and facility-related expenses	0.2	0.3

Total general and administrative expense	$2.6	$3.3

Other Income (Loss), net. Other income (loss), net decreased to $0.0 million for the six months ended June 30, 2008 from $1.9 million for the comparable period in 2007. This decrease of $1.9 million was primarily due to the sale of excess raw material in 2007 that did not recur in 2008.
Liquidity and Capital Resources
Since our inception in May 1994 through June 30, 2008, we have funded our operations primarily with $214.4 million in gross proceeds raised from a series of five private equity financings, our IPO in June 2004, and two private placements of public equity (PIPE) financings.
For the six months ended June 30, 2008, cash, cash equivalents, short-term and long-term investments decreased by $8.4 million, from $50.3 million to $41.9 million. This decrease was primarily the result of net cash used for operating activities, payment of an arbitration award and the repayment of capital lease obligations and notes payable.
Net cash used in operating activities was $7.6 million for the six months ended June 30, 2008, reflecting our net loss for the period of $5.7 million plus a net decrease in operating liabilities over operating assets of $2.8 million, offset in part by non-cash charges of $0.9 million. Our net loss resulted largely from the cost of funding our preclinical studies, clinical trials, other research and development activities, and general and administrative expenses, offset in part by the amortization of deferred revenue from our license and collaboration agreements and net interest income. The net decrease in operating liabilities reflected a $3.2 million decrease in accrued liabilities, which was largely due to the payment of a $1.2 million arbitration award and a $1.4 million reduction of accrued expense associated with the settlement of prior litigation related to a production and supply agreement, and $0.1 million decrease in accounts payable and other liabilities, offset by $0.4 million increase in deferred revenue. The net decrease in operating assets reflected a $0.2 million decrease in prepaid and other current assets, offset by a $0.1 million increase in accounts receivable.
Net cash provided from investing activities during the six months ended June 30, 2008, was $7.6 million, which consisted of $8.1 million in net proceeds from short-term and long-term investments, offset by $0.4 million in cash paid for capital expenditures and $0.1 million in exit costs related to a previous acquisition.
Net cash used in financing activities during the six months ended June 30, 2008 was $0.6 million, which consisted of $0.5 million in scheduled payments on our capital leases and notes payable and $0.1 million in repurchase of our common stock.
At June 30, 2008, our cash, cash equivalents, short-term and long-term investments totaled $41.9 million and our investments had a planned average maturity less than 12 months. Our cash, cash equivalents, short-term and long-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government agency securities, high-grade corporate bonds, asset-backed securities, commercial paper, certificates of deposit and money market accounts.
Our future funding requirements are difficult to determine and will depend on a number of factors, including:
•	any changes in our strategy in the future;

•	our development plans of our product candidates;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing and costs and the variability thereof, associated with conducting preclinical studies;

•	the cost of manufacturing preclinical and clinical trial materials for our product candidates;

•	the timing and costs and the variability thereof, associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials;

•	the cost and the time it takes to obtain the regulatory approvals required to advance the development of our programs or product candidates;

•	the number of product candidates we may advance into clinical development;

•	future payments we may receive or make under existing or future license or collaboration agreements if any and assuming existing agreements continue;

•	whether we obtain additional preclinical or clinical-stage product candidates or programs through future in-licensing or acquisition;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the development of our existing pipeline on our planned timelines, we believe that our existing cash, cash equivalents, short-term and long-term investments of $41.9 million as of June 30, 2008, plus anticipated proceeds from existing licensing agreements and collaborations, will enable us to operate for an approximate period of 21 months from June 30, 2008. This estimate does not include the potential costs for the further development of any additional development programs and any other significant transaction or change in our strategy or development plans.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 21 months, or possibly sooner in the event we enter into other transactions or otherwise change our strategy or development plans, we may need to obtain additional funding. We would expect to do so primarily through the sale of additional common stock or other equity securities or licensing agreements, strategic collaborations, debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our preclinical studies and clinical trials, or obtain funds through license agreements, collaborative or partner arrangements pursuant to which we will likely have to relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 7, 2007, an arbitrator ruled we were liable to Nabi Biopharmaceuticals, Inc. or Nabi for cancellation payments and restitution in the aggregate amount of approximately $4.5 million as a result of our termination of a contract manufacturing agreement with Nabi during 2006. We recorded a charge of $4.5 million in 2006 as a result of this arbitration ruling. The ruling also provided for interest at a rate of 9% per annum on any unpaid balance commencing 30 days after the date of the award. In March 2007, Nabi filed a petition with the Supreme Court of the State of New York, or the Court, to confirm the arbitrator’s award, and we cross-petitioned to have the award set aside or vacated.
On October 18, 2007, we learned that the Court had vacated approximately $3.3 million of the $4.5 million award and confirmed the $1.2 million portion of the award for restitution. On January 28, 2008, we paid the $1.2 million award plus accrued interest. On January 30, 2008, Nabi filed a Notice of Appeal of the Court’s decision to the extent it vacated the $3.3 million portion of the arbitration award with respect to the cancellation fees.
On August 1, 2008, we entered into a settlement agreement with Nabi Pharmaceuticals (“Nabi”) in connection with the Company’s termination of a production and supply agreement in 2006. We agreed to pay Nabi $2.2 million during the remainder of 2008 to settle all remaining claims.
ITEM 1A. RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our financial condition, and our ability to raise additional capital in the future or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 have not materially changed, except as set forth below.
Risks Relating to our Development of our Product Candidates
All of our product candidates are still in the early stages of development and remain subject to numerous preclinical studies, clinical testing and regulatory approval. If we are unable to successfully develop our product candidates, our business will be materially harmed.
Our failure to successfully develop one or more of our product candidates may have a material adverse effect on us, and possibly cause us to cease operations. To date, we have not commercially marketed, distributed or sold any product candidates. The success of our business depends primarily upon our ability to develop our product candidates through early-stages of development and to ultimately commercialize our product candidates successfully or enter into collaborations with larger biopharmaceutical companies to do so. Our most advanced product candidate is FV-100. We have completed a Phase I clinical trial evaluating single ascending doses of FV-100 in healthy volunteers and have initiated enrollment in a multiple ascending dose study in healthy subjects. We are also engaged in preclinical lead optimization activities with respect to our HCV polymerase and HIV integrase inhibitors.
Our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical testing and obtain regulatory approval of our product candidates. Despite our efforts, our product candidates may not:
•	offer therapeutic or other benefits over existing, comparable drugs;

•	be proven safe and effective in clinical trials;

•	have the desired effects or may include undesirable effects or the drug candidates may have other unexpected characteristics;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized by us or by our partners.
Even if we successfully advance our programs through preclinical studies or early-stage clinical trials, there can be no assurance that later-stage trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing or early clinical trials. Accordingly, the results from completed preclinical studies and clinical trials may not be predictive of the results we may obtain in later-stage trials.
Our product candidates will require significant additional research and development efforts, substantial financial resources and regulatory approvals prior to advancing into further clinical development or being commercialized by us or collaborators. We cannot be certain that any of our product candidates will successfully progress through the drug development process or will result in clinically or commercially viable products. We do not expect any of our drug candidates to be commercially available to us or collaborators for a number of years. If we are unable to successfully develop our product candidates, our business will be materially harmed.
Risks Related to Owning Our Common Stock
We currently do not meet the standards for continued listing on The NASDAQ Capital Market, and we cannot provide any assurance that we will meet these standards in the future. If we are delisted from this exchange, the value of your investment may substantially decrease.
On July 9, 2008, we announced that we have received approval from the NASDAQ Listing Qualifications Staff to transfer our listing of common stock from the NASDAQ Global Market to the NASDAQ Capital Market. The listing transfer was in response to a letter we received from NASDAQ in January 2008 regarding our non-compliance with Marketplace Rule 4450(a)(5), which requires companies to maintain a minimum bid price of $1.00 per share for continued NASDAQ listing. NASDAQ’s notice gave us until July 8, 2008, to regain compliance with the minimum bid requirement, but also provided that, alternatively, we could apply to transfer our stock listing to the NASDAQ Capital Market, which we elected to do. We have an additional 180 calendar days from July 8, 2008, or until January 5, 2009, to regain compliance with NASDAQ’s minimum bid price requirement. To maintain our listing on the NASDAQ Capital Market, our common stock must have a closing bid price of $1.00 for ten consecutive days before January 5, 2009, in addition to meeting other continued listing requirements of NASDAQ Marketplace Rule 4450(a)(5). If we are unable to meet the closing bid price requirement before January 5, 2009, our stock will be delisted from the NASDAQ Capital Market. Any delisting from the NASDAQ Capital Market may adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Under our 2004 Stock Incentive Plan (“2004 Plan”), employees may elect to withhold shares of common stock to satisfy minimum statutory tax-withholding requirements arising from stock awards granted under the 2004 Plan. As per U.S. GAAP these withheld shares are deemed a purchase of common shares by the Company on the date of withholding. During the quarter ended June 30, 2008, the Company withheld common shares to satisfy these tax withholding obligations as follows:

Maximum Number
			Total Number	(or Approximate
			Of Shares	Dollar Value) of
	Total		Purchased as	Shares That May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans
	Purchased	per Share	or Programs	Or Programs
April 1 through April 30	114,231	$0.68	N/A	N/A
May 1 through May 31	—	—	N/A	N/A
June 1 through June 30	—	—	N/A	N/A

Total	114,231	$0.68	N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Stockholders on June 04, 2008, at which the following action was taken:
Stockholders approved the proposal to elect three class I directors of the Company to hold office until the 2011 annual meeting and until the election and qualification of their respective successors. The vote with respect to each of the nominees was as follows:

M. James Barrett, Ph.D.	For	22,298,751	Withheld	1,009,929
Russell M. Medford, M.D., Ph.D.	For	22,651,119	Withheld	657,561
A. Keith Willard	For	22,643,889	Withheld	664,791
Robert A. Hamm, Gabriele M. Cerrone, Russell H. Plumb, Michael A. Henos, Marc L. Preminger and Christopher McGuigan also serve as directors of the Company and each of their terms continued after the annual meeting of stockholders.

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

INHIBITEX, INC
Date: August 12, 2008	/s/ Russell H. Plumb
Russell H. Plumb
President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Section 302 Certification of the Chief Executive Officer and Chief Financial Officer as Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer