Form 10-Q
period 2008-09-30
INHIBITEX, INC.
filed 2008-11-10
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 4, 2008, 43,380,570 shares of the Registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,766,307	$14,178,143
Short-term investments	25,011,452	36,088,309
Prepaid expenses and other current assets	713,739	1,058,426
Accounts receivable	192,659	44,988

Total current assets	37,684,157	51,369,866
Property and equipment, net	2,285,344	2,564,345
Other assets	7,969	—

Total assets	$39,977,470	$53,934,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$915,362	$1,160,351
Accrued expenses	1,717,407	6,605,253
Current portion of notes payable	312,500	312,500
Current portion of capital lease obligations	314,946	698,151
Current portion of deferred revenue	566,667	441,667
Other current liabilities	210,932	154,824

Total current liabilities	4,037,814	9,372,746
Long-term liabilities:
Notes payable, net of current portion	468,750	703,125
Capital lease obligations, net of current portion	259,023	68,710
Deferred revenue, net of current portion	275,000	387,500
Other liabilities, net of current portion	1,347,429	1,202,328

Total long-term liabilities	2,350,202	2,361,663

Total liabilities	6,388,016	11,734,409
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2008 and December 31, 2007; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at September 30, 2008 and December 31, 2007; 43,336,803 and 42,785,318 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	43,337	42,785
Warrants	15,548,773	15,551,492
Accumulated other comprehensive (loss) income	(33,777)	106,480
Additional paid-in capital	241,778,300	240,634,018
Accumulated deficit	(223,747,179)	(214,134,973)

Total stockholders’ equity	33,589,454	42,199,802

Total liabilities and stockholders’ equity	$39,977,470	$53,934,211

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
License fees and milestones	$412,500	$412,500	$1,237,500	$1,237,500
Collaborative research and development	375,000	250,000	1,125,000	750,000
Grants and other revenue	—	—	—	28,500

Total revenue	787,500	662,500	2,362,500	2,016,000
Operating expense:
Research and development	3,468,184	35,798,427	8,982,333	39,043,464
General and administrative	1,519,205	1,581,888	4,083,112	4,849,952

Total operating expense	4,987,389	37,380,315	13,065,445	43,893,416

Loss from operations	(4,199,889)	(36,717,815)	(10,702,945)	(41,877,416)
Other income (loss), net	5,077	(31)	19,557	1,944,548
Interest income, net	239,280	645,085	1,071,182	1,997,990

Net loss	$(3,955,532)	$(36,072,761)	$(9,612,206)	$(37,934,878)

Basic and diluted net loss per share	$(0.09)	$(1.12)	$(0.22)	$(1.22)

Weighted average shares used to compute basic and diluted net loss per share	43,273,487	32,170,657	42,992,372	31,168,994

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(9,612,206)	$(37,934,878)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	(129,251)	32,575,273
Depreciation and amortization	737,491	790,711
Share-based compensation	1,252,338	1,487,828
(Gain) loss on sale of equipment	(24,439)	1,538
Amortization of investment premium or discount	(555,607)	(1,096,357)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	343,777	27,328
Accounts receivable	(147,671)	(105,859)
Accounts payable and other liabilities	27,690	(459,435)
Accrued expenses	(4,678,317)	(866,550)
Deferred revenue	12,500	887,500

Net cash used in operating activities	(12,773,695)	(4,692,901)

Cash flows from investing activities:
Purchases of property and equipment	(464,281)	(23,834)
Proceeds from sale of property and equipment	30,230	—
Purchases of investments	(33,757,870)	(60,690,948)
Proceeds from maturities and sales of investments	45,250,077	65,998,000
Cash paid in connection with previous acquisition	(151,748)	(2,273,202)

Net cash provided by investing activities	10,906,408	3,010,016

Cash flows from financing activities:
Proceeds from capital lease financing	368,121	—
Payments on promissory notes and capital leases	(795,388)	(1,049,583)
Proceeds from the issuance of common stock	13,301	74,754
Repurchase of common stock	(130,583)	—

Net cash used in financing activities	(544,549)	(974,829)

Decrease in cash and cash equivalents	(2,411,836)	(2,657,714)
Cash and cash equivalents at beginning of period	14,178,143	19,681,861

Cash and cash equivalents at end of period	$11,766,307	$17,024,147

Supplemental cash flow information:
Interest paid	$44,514	$116,254
Supplemental non-cash investing activities:
Assets and liabilities assumed by acquisition:
Prepaid expenses and other current assets	$—	$23,009
Property and equipment, net	—	3,600
Other assets	—	43,890
Accounts payable	—	870,754
Accrued expenses	—	277,307
The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Operations
Inhibitex, Inc. (“Inhibitex” or the “Company”) was incorporated in the state of Delaware in May 1994 and includes the wholly owned subsidiaries of FermaVir Pharmaceuticals, Inc and FermaVir Research, Inc. Inhibitex is a biopharmaceutical company focused on the development of products to prevent and treat serious infectious diseases. The Company is currently concentrating its efforts on the development of antiviral small molecule compounds for the treatment of shingles, chronic hepatitis C, or HCV, and human immunodeficiency virus, or HIV.
The Company’s lead product candidate, FV-100, is an orally available nucleoside analogue prodrug being developed for the treatment of herpes zoster, or shingles, which is caused by varicella zoster virus. The safety and pharmacokinetics of FV-100 is currently being evaluated in a multiple ascending dose study in healthy subjects. The Company’s development pipeline also includes: a series of novel nucleoside polymerase inhibitors for the treatment of HCV; a series of HIV integrase inhibitors, which are an emerging class of anti-retroviral agents being developed for the treatment of HIV; and a series of nucleoside analogues with antiviral activity against cytomegalovirus, or CMV. The Company has also licensed the rights to use certain intellectual property from its proprietary MSCRAMM® protein platform to Wyeth for its use in the development of staphylococcal vaccines and to 3M Company for its use in developing diagnostic applications. In addition, the Company continues to pursue licensing, co-development collaborations, or other business arrangements to support the further development of Aurexis, its humanized monoclonal antibody being developed to treat serious Staphylococcus aureus infections.
The Company has incurred operating losses in each year since its inception and expects such annual losses to continue.
The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, and future equity and/or debt financings or proceeds from potential future collaborations or partnerships or other financing arrangements. The Company’s ability to continue its operations is dependent, in the near term, upon managing its existing cash resources, advancing the development of its product candidates, entering into additional in-licensing, collaboration and partnership agreements, executing future financings or transactions and ultimately, achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company, if at all, or that the Company will ever become profitable.
2. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s significant accounting policies have not changed since December 31, 2007, except as outlined below:
Recent Accounting Pronouncements. Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities". Please see Note 10-Fair Value Measurements for more information.
In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles), and any non-controlling interest in an acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements based on its current operations.
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

3. Net Loss Per Share
The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”) and SEC SAB No. 98, Earnings Per Share (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding (commonly and hereinafter referred to as common stock equivalents). Common stock equivalents consist of common shares issuable upon the exercise of stock options, warrants, and restricted shares. For diluted net loss per share, common stock equivalents are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive.
The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(3,955,532)	$(36,072,761)	$(9,612,206)	$(37,934,878)

Weighted average common shares outstanding used to compute basic earnings per share	43,273,487	32,170,657	42,992,372	31,168,994
Dilutive effect of:
Stock options and restricted stock	—	—	—	—
Warrants	—	—	—	—

Shares used to compute diluted earnings per share	43,273,487	32,170,657	42,992,372	31,168,994

Basic and diluted net loss per share	$(0.09)	$(1.12)	$(0.22)	$(1.22)

Number of anti-dilutive stock options and restricted stock excluded from computation	4,966,762	5,923,697	4,966,762	5,923,697

Number of anti-dilutive warrants excluded from computation	8,557,288	8,535,097	8,557,288	8,535,097

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

The final purchase price was calculated as follows:

Fair value of Inhibitex common stock issued	$18,924,279
Fair value of FermaVir stock options and stock warrants assumed	9,212,033
Transaction and exit costs	1,816,728
Cash advance consideration as note receivable	1,500,000

Total purchase price	$31,453,040

The acquisition was accounted for as an acquisition of assets in accordance with SFAS, No. 142, Goodwill and Other Intangible Assets. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the transaction, based on their estimated fair values. As FermaVir was a development stage enterprise, the acquisition was not considered to be a business combination, and the excess allocation of the purchase price did not result in goodwill, but rather was reallocated to the acquired assets.
The final allocation of the total purchase price, as shown above, to the acquired tangible and intangible assets and assumed liabilities of FermaVir based on their fair values as of the acquisition date are as follows:

Cash and cash equivalents	$68,953
Prepaid expenses and other current assets	23,009
Property and equipment, net	3,600
Other assets	43,890
Accounts payable	(870,754)
Accrued expenses	(256,116)

Net fair value of acquired assets and liabilities	(987,418)
In-process research and development	32,440,458

Total purchase price	$31,453,040

The acquired in-process research and development (“IPR&D”) project per U.S. GAAP is FV-100, a compound in development for the treatment of shingles. The series of compounds with antiviral activity against CMV did not qualify as a project for IPR&D purposes and were excluded from the purchase price allocation. The accounting fair value of IPR&D for FV-100 was $21,200,000. Further due to the application of Emerging Issues Task Force (“EITF”) 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, the remaining purchase price was reallocated to FV-100, rather than to goodwill.
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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$787,500	$662,500	$2,362,500	$2,016,000

Operating expenses	$4,987,389	$38,118,465	$13,065,445	$48,115,936

Net loss	$(3,955,532)	$(36,833,113)	$(9,612,206)	$(49,614,136)

Basic and diluted net loss per common share	$(0.09)	$(0.87)	$(0.22)	$(1.18)

5. Stockholders’ Equity
Common Stock Warrants. In August 2008, a total of 2,151 warrants expired with an exercise price of $6.78. The total Black-Scholes value of those warrants was $9,778, and such amount was reclassified from warrants to additional paid-in capital. In September 2008, in connection with a new capital lease facility, the Company issued 24,342 warrants with an exercise price of $0.38. The total Black-Scholes value of these warrants was $7,059 and this amount will be amortized as interest expense over the life of the lease.
As of September 30, 2008, and December 2007, there were 8,557,288 and 8,535,097 warrants outstanding, respectively. As of September 30, 2008, all of the warrants are exercisable and expire from December 19, 2008 to September 26, 2018. The weighted average strike price as of September 30, 2008 and December 2007 was $3.57 and $3.58 respectively.
6. Share-Based Award Plans
The Company has two share-based award plans, one of which has shares reserved for future share-based awards. For the three months ended September 30, 2008 and 2007, the Company recorded share-based compensation expense related to grants from this plan of $396,685 and $600,718 respectively, or $0.01 and $0.02 basic and fully diluted per share. For the nine months ended September 30, 2008 and 2007, the Company recorded share-based compensation expense related to grants from this plan of $1,252,338 and $1,487,828, respectively, or $0.03 and $0.05 basic and fully diluted per share. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three and nine months ended September 30, 2008 and 2007.
Stock Options
The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average risk-free interest rate	3.12%	4.19%	2.72%	4.22%
Dividend yield	—	—	—	—
Expected weighted average volatility	.67	.71	.68	.71
Expected weighted average life of options (years)	4.0	4.0	4.0	4.0
Weighted average fair value of options granted	$0.33	$0.81	$0.43	$0.81
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

		Weighted Average	Weighted-Average	Aggregate Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Stock Options	Per Option	Term	($000)

Balance at December 31, 2007	4,958,131	$2.35
Granted	121,500	$0.81
Exercised	(6,303)	$0.68
Forfeited or expired	(246,566)	$2.01

Balance at September 30, 2008	4,826,762	$2.33	6.27	$3

The weighted average fair value of stock options granted during the nine month period ended September 30, 2008 was $0.43. As of September 30, 2008 there was $1,632,203 of total unrecognized share-based compensation expense related to unvested stock option awards, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock
A summary of the Company’s unvested restricted stock as of September 30, 2008 is presented below:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Balance at December 31, 2007	902,959	$1.83
Granted	—	—
Released	(762,959)	$1.84
Forfeited	—	—

Balance at September 30, 2008	140,000	$1.76

As of September 30, 2008, there was $61,517 of total unrecognized share-based compensation expense related to unvested restricted stock granted, not discounted for future forfeitures. This balance is expected to be recognized during the fourth quarter of 2008.
7. Contingency
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
On August 1, 2008, the Company entered into a settlement agreement with Nabi in connection with this matter. The Company agreed to pay Nabi $2,200,000 to settle all remaining claims. The Company had previously accrued a total of $3,556,564 in research and development expense associated with this dispute. Accordingly, the Company recorded a $1,356,564 reduction in research and development expense with respect to this settlement in the second quarter of 2008.

8. Capital Leases
On September 30, 2008, the Company entered into a capital lease transaction related to the purchase of certain laboratory equipment. The amortization of these assets under this capital lease is being recorded as depreciation expense. The capital lease bears an annual interest rate of 14% and expires in September 2011. In connection with this capital lease, the lessor was granted a warrant to purchase 24,342 common shares at an exercise price of $0.38 per share. This warrant was recorded at the estimated fair value of $0.29 per share, using the Black-Scholes method. This amount will be amortized as interest expense over the life of the lease.
9. Comprehensive Loss
The components of comprehensive loss for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(3,955,532)	$(36,072,761)	$(9,612,206)	$(37,934,878)
Change in net unrealized (losses) gains on investments	(40,129)	54,417	(140,257)	61,951
Comprehensive loss	$(3,995,661)	$(36,018,344)	$(9,752,463)	$(37,872,927)
10. Fair Value Measurements
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

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2008 by level within the fair value hierarchy. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$10,746,761	$10,746,761	$—	$—
Short-term investments available-for-sale (2)	25,011,452	25,011,452	—	—

Total	$35,758,213	$$35,758,213	$—	$—

(1)	Cash equivalents consist primarily of money market funds, corporate notes and commercial paper securities with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments available-for-sale consists of corporate notes and government agency notes, for which we determine fair value through quoted market prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	The timing and the anticipated completion of a Phase I trial evaluating multiple ascending doses of FV-100 and initiating a FV-100 Phase II trial in shingles patients in the first quarter of 2009;

•	our plans and the length of time it may take to identify lead a candidate for our HCV polymerase inhibitor program;

•	our intent to pursue licenses, co-development, collaborations or other transactions to support the further development of Aurexis;

•	our plans to support our existing collaborations;

•	the number of months that our current cash, cash equivalents, short-term and long-term investments will allow us to operate;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and how we expect to fund them;

•	potential future revenue from collaborative research agreements, partnerships, license agreements or materials transfer agreements;

•	and anticipated future and increased losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: our ongoing or future preclinical studies or clinical trials demonstrating the appropriate safety and efficacy of our product candidates; our ability to obtain timely regulatory approval to advance our product candidates; or failure to obtain regulatory approval to commence or continue our clinical trials for safety or other reasons; achieving satisfactory results of ongoing lead optimization activities and future preclinical studies supporting the selection of lead candidates for our HCV program; our ability to secure and our use of third-party contract clinical and preclinical research and data management organizations; our manufacturers fulfilling their contractual obligations or otherwise performing satisfactorily in the future; manufacturing and maintaining sufficient on hand quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our ability enroll patients in clinical trials in a timely manner;3M Company or Wyeth not terminating our license and collaborative research agreements; our maintaining sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently; our ability to obtain, protect and maintain our intellectual property rights for our product candidates from unauthorized use by other or not infringe on the intellectual property rights of other third parties; our collaborators fulfilling their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our expenses, revenues and cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of Form 10-K for the year ended December 31, 2007 and in the “Risk Factors” section of Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
Inhibitex®, MSCRAMM® and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.
The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company focused on the development of products that prevent and treat serious infections. We are currently concentrating our efforts on the development of antiviral small molecule compounds for the treatment of shingles, chronic hepatitis C, or HCV, and human immunodeficiency virus, or HIV.
Our lead product candidate, FV-100, is an orally available nucleoside analogue prodrug being developed for the treatment of herpes zoster, or shingles, which is caused by varicella zoster virus. We have initiated enrollment in a multiple ascending dose study in healthy subjects to further evaluate the safety and pharmacokinetics of FV-100. Our development pipeline also includes: a series of novel nucleoside polymerase inhibitors for the treatment of HCV; a series of HIV integrase inhibitors, which are an emerging class of anti-retroviral agents being developed for the treatment of HIV; and nucleoside analogues with antiviral activity against cytomegalovirus, or CMV. We have also licensed to Wyeth the rights to use certain intellectual property from our proprietary MSCRAMM® protein platform for its use in the development of staphylococcal vaccines and to 3M Company for its use in developing diagnostic applications. In addition, we continue to pursue licensing, co-development collaborations and other business arrangements to support the further development of Aurexis, our humanized monoclonal antibody being developed to treat serious Staphylococcus aureus infections.
We anticipate completing our Phase I program and initiating a Phase II clinical trial in shingles patients in the first quarter of 2009. We are also engaged in preclinical lead optimization activities with respect to our HCV nucleoside polymerase inhibitor with a goal to select a lead clinical candidate around year end of 2008.
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

Recent Developments
FV-100 — On November 5, 2008, we reported that the FDA allowed us to expand our Phase I program to include two additional cohorts, each consisting of 12 healthy volunteers 65 years of age and older. One cohort will consist of ten subjects that will receive a single administration of 400 mg FV-100, and two that will receive a single administration of placebo. In the second cohort, ten subjects will receive a 400 mg administration of FV-100 for seven consecutive days and two will receive a single administration of placebo for seven consecutive days. The purpose of the additional cohorts is to compare the safety and pharmacokinetic results in older subjects to those of our Phase I single and multiple ascending dose trials, which are being conducted in subjects aged 18-55. We anticipates completing our Phase I program and initiating a Phase II clinical trial in shingles patients in the first quarter of 2009.
On October 26, 2008, we presented safety and pharmacokinetic data from our Phase I single ascending dose trial of FV-100 at the 46th Annual Interscience Conference on Antimicrobial Agents and Chemotherapy and Infectious Diseases Society of America Meeting (ICAAC/IDSA) in Washington DC. The data presented was from a study that assessed the pharmacokinetics (PK) and safety of single oral doses of FV-100 in 48 healthy subjects aged 18-55 years. The results indicate that:
•	All doses of FV-100 were generally well tolerated;

•	All doses of FV-100 produced CF-1743 plasma levels that exceeded the EC50 (as measured in cell culture) for > 24 hours;

•	A high fat meal prior to dosing significantly reduced the plasma concentration of CF-1743; however, administration of FV-100 with a low fat meal did not affect the PK of CF-1743; and

•	Additional clinical studies were warranted to evaluate the PK safety of FV-100 following multiple doses.
NASDAQ Listing — On October 22, 2008, we received notification from NASDAQ that it had suspended for a three month period the enforcement of the rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares. NASDAQ stated that it will not take any action to delist any security for these concerns during the suspension period. NASDAQ has stated that, given the current extraordinary market conditions, this suspension will remain in effect through Friday, January 16, 2009 and will be reinstated on Monday, January 19, 2009. As a result of this suspension, we now have until April 13, 2009 to regain compliance with the minimum bid price rule. We previously had until January 5, 2009 to regain such compliance.
As a result of the suspension, if, at any time before April 13, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the minimum bid price rule. If we do not regain compliance with the minimum bid price rule by April 13, 2009, NASDAQ will provide written notification that our securities will be delisted. At that time, we may appeal to NASDAQ’s Listing Qualifications for determination to delist our securities.
Settlement of Litigation with Nabi Biopharmaceuticals — On August 1, 2008, we entered into a settlement agreement with Nabi Biopharmaceuticals (“Nabi”) in connection with a contractual dispute between us arising from the termination of a production and supply agreement in 2006. We agreed to pay Nabi $2.2 million to settle all remaining claims. As of November 1, 2008, we have paid all amounts due to Nabi under this settlement agreement.
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
In 2008, we adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements and SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. In adopting SFAS No. 159, the Company did not elect to measure any new assets or liabilities at their respective fair values. We are currently evaluating FASB issued SFAS No. 141 (Revised), “Business Combinations", SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51", SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities", and SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. None of these Financial Accounting Standards Board pronouncements had or are expected to have a material impact on our results of operations.
Results of Operations
Three Months Ended September 30, 2008 and 2007
Summary. We reported a net loss for the three months ended September 30, 2008 of $4.0 million, as compared to a net loss of $36.1 million for the same period in 2007. Basic and diluted net loss per share was $0.09 for the three months ended September 30, 2008 as compared to $1.12 for the same period in 2007. The significant decrease in net loss and net loss per share in the third quarter of 2008 was principally due to an in-process research and development charge of $32.6 million that we recorded in the 2007 in connection with our acquisition of FermaVir Pharmaceuticals, Inc. , a slight increase in revenues and a slight decrease in general and administrative expenses, offset in part by an increase in research and development expenses associated with the clinical development of FV-100 and the preclinical development of our HCV nucleoside polymerase and HIV integrase inhibitors and a decrease in net interest income in 2008. We expect to incur losses for the foreseeable future as we intend to continue to support the development of our antiviral programs.
Revenue. Revenue increased to $0.8 million for the three months ended September 30, 2008 from $0.7 million for the same period in 2007. This increase of $0.1 million, or 14%, was the result of an increase in periodic research-associated support fees received by the Company related to an existing collaborative license and development agreement.
Research and Development Expense. Research and development expense decreased to $3.5 million during the three months ended September 30, 2008, from $35.8 million for the same period in 2007. The following table and discussion summarizes the components of our research and development expense for the three months ended September 30, 2008 and 2007.

	September 30,
	2008	2007
	(In millions)

In-process research and development expenses	$(0.1)	$32.6
Preclinical, clinical and manufacturing-related expenses	1.5	0.1
Salaries, benefits and share-based compensation expenses	0.9	0.9
License fees, patent-related legal fees and other expenses	0.6	1.6
Depreciation and facility related expenses	0.6	0.6

Total research and development expense	$3.5	$35.8

In-process research and development expenses deceased due to a $32.6 million in-process research and development charge in 2007. Preclinical and clinical development costs increased by a total of $1.4 million due to a $0.7 million increase in clinical trial expenses and preclinical studies predominantly associated with our FV-100 program, a $0.4 million increase in sponsored research payments associated with our HIV and HCV programs, and a $0.3 million increase in manufacturing-related expenses related to FV-100 process development expenses and chemistry associated with our HCV and HIV development programs. License fees, patent-related legal fees and other expenses decreased by $1.0 million primarily due to a $1.1 million license fee to obtain our HIV integrase inhibitor program in 2007.

General and Administrative Expense. General and administrative expense decreased to $1.5 million during the three months ended September 30, 2008 from $1.6 million for the same period in 2007. The following table and discussion summarizes the components of our general and administrative expense for the three months ended September 30, 2008 and 2007.

	September 30,
	2008	2007
	(In millions)

Professional and legal fees	$0.2	$0.3
Salaries, benefits and share-based compensation expense	0.6	0.9
Other expenses	0.3	0.3
Depreciation and facility-related expenses	0.4	0.1

Total general and administrative expense	$1.5	$1.6

Professional and legal fees decreased $0.1 million due to lower legal and auditing expenses. Salaries, benefits and share-based compensation expense decreased by $0.3 million due to lower personnel. Depreciation and facility-related expenses increased by $0.3 million due to a loss on rent accrual associated with the partial sublease of the Company’s facilities.
Nine Months Ended September 30, 2008 and 2007
Summary. We reported a net loss of $9.6 million for the nine months ended September 30, 2008, as compared to a net loss of $37.9 million for the same period in 2007. Basic and diluted net loss per share was $0.22 for the nine months ended September 30, 2008, as compared to basic and diluted net loss of $1.22 per share for the same period in 2007. The decrease in net loss and net loss per share for the nine months ended September 30, 2008, as compared to the same period of 2007, was principally due to (i) an in-process research and development charge of $32.6 million that we recorded in the third quarter of 2007 in connection with our acquisition of FermaVir Pharmaceuticals, Inc., (ii) slightly higher revenue, (iii) a reduction in research and development expense associated the settlement of prior litigation related to a production and supply agreement and (iv) a decrease in general and administrative expenses, offset in part by an increase in research and development expenses associated with the clinical development of FV-100 and the preclinical development of our HCV nucleoside polymerase and HIV integrase inhibitors and a decrease in net interest income and other income in 2008. We expect to incur losses for the foreseeable future as we intend to continue to support the development of our antiviral programs.
Revenue. Revenue increased to $2.4 million for the nine months ended September 30, 2008 from $2.0 million for the same period in 2007. This increase of $0.4 million or 20%, was the result of an increase in periodic research-associated support fees received by the Company related to an existing collaborative license and development agreement.
Research and Development Expense. Research and development expense decreased to $9.0 million during the nine months ended September 30, 2008, from $39.0 million for the same period in 2007. The following table and discussion summarizes the components of our research and development expense for the nine months ended September 30, 2008 and 2007.

	September 30,
	2008	2007
	(In millions)

In-process research and development expenses	$(0.1)	$32.6
Clinical, preclinical and manufacturing-related expenses	2.4	0.1
Salaries, benefits and share-based compensation expenses	3.1	2.5
License fees, patent-related legal fees and other expenses	1.9	2.2
Depreciation and facility related expenses	1.7	1.6
Total research and development expense	$9.0	$39.0

In-process research and development expenses deceased due to a $32.6 million in-process research and development charge that we recorded in 2007. Preclinical and clinical development costs increased due to a $2.1 million increase in preclinical studies and clinical trial expenses predominantly associated with our FV-100 program, a $1.0 million increase in sponsored research payments associated with our HCV and HIV development programs, a $0.6 million increase in manufacturing-related expenses related to FV-100 process development expenses and chemistry associated with our HIV and HCV development programs, offset in part by a $1.4 million reduction in expense associated with the settlement of litigation on a production and supply agreement. Salaries, benefits and share-based compensation expenses increased due to an increase in personnel. License fees, patent-related legal fees and other expenses decreased by $0.3 million due to a $1.1 million license fee to obtain our HIV integrase inhibitor program that we recorded in 2007, offset by higher patent-related legal and other expenses. Depreciation and facility related expenses increased slightly due to a higher amount of depreciable equipment.
General and Administrative Expense. General and administrative expense decreased to $4.1 million during the nine months ended September 30, 2008 from $4.9 million for the same period in 2007. The following table and discussion summarizes the components of our general and administrative expense for the nine months ended September 30, 2008 and 2007.

	September 30,
	2008	2007
	(In millions)

Professional and legal fees	$0.9	$0.8
Salaries, benefits and share-based compensation expense	1.8	2.7
Other expenses	0.9	1.0
Depreciation and facility-related expenses	0.5	0.4

Total general and administrative expense	$4.1	$4.9

Professional and legal fees increased by $0.1 million, due to a favorable mediation settlement of $0.5 million in 2007 in connection with a third party litigation, offset by lower consulting, legal and auditing expenses in 2008. Salaries, benefits and share-based compensation expense decreased by $0.9 million as a result of a charge for severance and termination benefits in 2007 and a decrease in personnel. Other expenses decreased by $0.1 million due to a decrease in insurance premiums and various other expenses. Depreciation and facility-related expenses increased by $0.1 million due to a $0.3 million loss on rent accrual associated with the partial sublease of the Company’s facilities.
Other Income (Loss), net. There was no other income (loss) for the nine months ended September 30, 2008, compared to other income of $1.9 million for the comparable period in 2007. This decrease of $1.9 million was primarily due to the sale of excess raw material in 2007 that did not recur in 2008.
Liquidity and Capital Resources
Since our inception in May 1994 through September 30, 2008, we have funded our operations primarily with $214.4 million in gross proceeds raised from a series of five private equity financings, our IPO in June 2004, and two private placements of public equity (PIPE) financings.
For the nine months ended September 30, 2008, cash, cash equivalents and short-term investments decreased by $13.5 million, from $50.3 million to $36.8 million. This decrease was primarily the result of net cash used for operating activities, payments on a litigation settlement related to a production and supply agreement and the repayment of capital lease obligations and notes payable.
Net cash used in operating activities was $12.8 million for the nine months ended September 30, 2008, reflecting our net loss for the period of $9.6 million plus a net decrease in operating liabilities over operating assets of $4.4 million, offset in part by non-cash charges of $1.2 million. Our net loss resulted largely from the cost of funding our clinical trials, preclinical studies, other research and development activities, and general and administrative expenses, offset in part by the amortization of deferred revenue from our license and collaboration agreements and net interest income. The net decrease in operating liabilities reflected a $4.6 million decrease in accrued liabilities, which was largely due to the payments of $2.9 million on an arbitration settlement award related to a production and supply agreement and a $1.4 million reduction of accrued expense associated with the settlement of such arbitration as well as a decreases in various other accruals. The net decrease in operating assets reflected a $0.3 million decrease in prepaid and other current assets, offset by a $0.1 million increase in accounts receivable.
Net cash provided from investing activities during the nine months ended September 30, 2008, was $10.9 million, which consisted of $11.5 million in net proceeds from short-term investments, offset by $0.5 million in cash paid for capital expenditures and $0.1 million in exit costs related to a previous acquisition.

Net cash used in financing activities during the nine months ended September 30, 2008 was $0.5 million, which consisted of $0.8 million in scheduled capital leases and notes payable payments and $0.1 million for repurchase of our common stock, offset by $0.4 million in proceeds from a capital lease relating to the financing of equipment.
At September 30, 2008, our cash, cash equivalents, and short-term investments totaled $36.8 million and our investments had a planned average maturity less than 12 months. Our cash, cash equivalents, short-term and long-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government agency securities, high-grade corporate bonds, commercial paper, certificates of deposit and money market accounts.
Our future funding requirements are difficult to determine and will depend on a number of factors, including:
•	any changes in our strategy in the future;

•	our development plans of our product candidates;

•	the terms and timing of any collaborative, licensing and other arrangements that we may enter into;

•	the timing and costs and the variability thereof, associated with conducting preclinical studies;

•	the cost of manufacturing clinical and preclinical trial materials for our product candidates;

•	the timing and costs and the variability thereof, associated with conducting clinical trials and preclinical studies, the rate of enrollment in such trials or studies and the results of these trials or studies;

•	the cost and the time it takes to obtain the regulatory approvals required to advance the development of our programs or product candidates;

•	the number of product candidates we may advance into clinical development or preclinical studies;

•	future payments we may receive or make under existing or future license or collaboration agreements if any and assuming existing agreements continue;

•	whether we obtain additional preclinical or clinical-stage product candidates or programs through future in-licensing or acquisition;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the development of our existing pipeline on our planned future timelines, we believe that our existing cash, cash equivalents, and short-term investments of $36.8 million as of September 30, 2008, plus anticipated proceeds from existing licensing agreements and collaborations, will enable us to operate for an approximate period of at least 18 months from September 30, 2008. This estimate does not include the potential costs for the further development of any additional development programs and any other significant transaction or change in our strategy or development plans.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the licensing or sale of any products in the near-term future. Therefore, in order to meet our anticipated liquidity needs beyond 18 months, or possibly sooner in the event we enter into other transactions or otherwise change our strategy or development plans, we may need to obtain additional funding. We would expect to do so primarily through the sale of additional common stock or other equity securities, debt financing, or licensing agreements and strategic collaborations. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our preclinical studies and clinical trials, restructure our operations, or obtain funds through license agreements, collaborative or partner arrangements pursuant to which we will likely have to relinquish rights to certain product candidates or commercial markets that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, who is currently the same individual, to allow timely decisions regarding required disclosure. Our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our ability to continue to operate our business, our financial condition, or our ability to raise additional capital in the future or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008 have not materially changed, except as set forth below.
Risks Relating to our Development of our Product Candidates
All of our product candidates are still in the early stages of development and remain subject to numerous preclinical studies, clinical testing and regulatory approval. If we are unable to successfully develop our product candidates, our business will be materially harmed.
Our failure to successfully develop one or more of our product candidates may have a material adverse effect on us, and possibly cause us to restructure, cease operations or engage in unplanned strategic activities. To date, we have not commercially marketed, distributed or sold any product candidates independently or through a licensing agreement. The success of our business depends primarily upon our ability to develop our product candidates through early-stages of development and to ultimately commercialize our product candidates successfully or enter into collaborations or licensing agreements with larger biopharmaceutical companies to do so. Our most advanced product candidate is FV-100, for which we have initiated enrollment in a Phase I multiple ascending dose study in healthy subjects. We are also engaged in preclinical lead optimization activities with respect to our HCV polymerase and HIV integrase inhibitors.
Our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical testing and obtain regulatory approval of our product candidates. Despite our efforts, our product candidates may not:
•	offer therapeutic or other benefits over existing, comparable drugs;

•	be proven safe and effective in clinical trials or preclinical studies;

•	have the desired effects or may include undesirable effects or the drug candidates may have other unexpected characteristics;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized by us or by our collaborators.
There can be no assurance we will be successful in identifying preclinical product candidates from our lead optimization activities worthy of advancement into IND-enabling preclinical studies. Even if we successfully advance our programs through preclinical studies or early-stage clinical trials, there can be no assurance that later-stage trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing or early clinical trials. Accordingly, the data or results from prior completed preclinical studies and clinical trials of any of our product candidates may not be predictive of results we may obtain in later-stage trials.
Our product candidates will require significant research and development efforts, substantial financial resources and regulatory approvals prior to advancing into further clinical development or being commercialized by us or collaborators. We cannot be certain that any of our product candidates will successfully progress through the drug development process or will result in clinically or commercially viable products. We do not expect any of our drug candidates to be commercially available to us or collaborators for a number of years. If we are unable to successfully develop our product candidates, our business will be materially harmed.

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
We expect that we will need to raise additional capital in the future, and the timing and extent of this need will depend on many factors, some of which are very difficult to predict and others that are beyond our control, including:
•	any changes in our strategy in the future;

•	our development plans of our product candidates;

•	the terms and timing of any collaborative, licensing and other arrangements that we may enter into;

•	the timing and costs and the variability thereof, associated with conducting preclinical studies;

•	the cost of manufacturing clinical and preclinical trial materials for our product candidates;

•	the timing and costs and the variability thereof, associated with conducting clinical trials and preclinical studies, the rate of enrollment in such trials or studies and the results of these trials or studies;

•	the cost and the time it takes to obtain the regulatory approvals required to advance the development of our programs or product candidates;

•	the number of product candidates we may advance into clinical development or preclinical studies;

•	future payments we may receive or make under existing or future license or collaboration agreements if any and assuming existing agreements continue;

•	whether we obtain additional preclinical or clinical-stage product candidates or programs through future in-licensing or acquisition;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.
If any of our product development efforts are successful, we may receive licensing fees, milestone payments and royalties pursuant to licensing and collaboration agreements we may enter into, which could lessen the need for additional capital, but there can be no assurance that we will be successful in our product development efforts or that we will be able to enter such agreements.
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the development of our existing pipeline on our planned future timelines, we believe that our existing cash, cash equivalents, and short-term investments of $36.8 million as of September 30, 2008, plus anticipated proceeds from existing licensing agreements and collaborations, will enable us to operate for an approximate period of at least 18 months from September 30, 2008. This estimate does not include the potential costs for the further development of any additional development programs and any other significant transaction or change in our strategy or development plans.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the licensing or sale of any products in the near-term future. Therefore, in order to meet our anticipated liquidity needs beyond 18 months, or possibly sooner in the event we enter into other transactions or otherwise change our strategy or development plans, we may need to obtain additional funding. We would expect to do so primarily through the sale of additional common stock or other equity securities, debt financing, or licensing agreements and strategic collaborations. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, delay or curtail our preclinical studies and clinical trials, restructure our operations, or obtain funds through license agreements, collaborative or partner arrangements pursuant to which we will likely have to relinquish rights to certain product candidates or commercial markets that we might otherwise choose to develop or commercialize independently. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

Risks Related to Owning Our Common Stock
We currently do not meet the standards for continued listing on The NASDAQ Capital Market, and we cannot provide any assurance that we will meet these standards in the future. If we are delisted from this exchange, the value of your investment may substantially decrease.
On October 22, 2008, we received notification from NASDAQ that it had suspended for a three month period, the enforcement of the rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares. NASDAQ stated that it would not take any action to delist any security for these concerns during the suspension period. NASDAQ has stated that, given the current extraordinary market conditions, this suspension will remain in effect through Friday, January 16, 2009 and will be reinstated on Monday, January 19, 2009. As a result of this suspension, we now have until April 13, 2009 to regain compliance with the minimum bid price rule. We previously had until January 5, 2009 to regain such compliance.
As a result of the suspension, if, at any time before April 13, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the minimum bid price rule.
If we do not regain compliance with the minimum bid price rule by April 13, 2009, NASDAQ will provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ’s determination to delist its securities to a Listing Qualifications Panel. Any delisting from the NASDAQ Capital Market may adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Under our amended and restated 2004 Stock Incentive Plan (“the 2004 Plan”), employees may elect to withhold shares of common stock to satisfy minimum statutory tax-withholding requirements arising from stock awards granted under the 2004 Plan. Pursuant to U.S. GAAP withheld common stock are deemed a purchase of common shares by the Company on the date of withholding. During the quarter ended September 30, 2008, the Company withheld shares of common stock to satisfy these minimum tax withholding obligations as follows:

Maximum Number
			Total Number	(or Approximate
			Of Shares	Dollar Value) of
	Total		Purchased as	Shares That May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans
	Purchased	per Share	or Programs	Or Programs
July 1 through July 31	79,859	$0.66	N/A	N/A
August 1 through August 31	—	—	N/A	N/A
September 1 through September 30	—	—	N/A	N/A

Total	79,859	$0.66	N/A

In September 2008, in connection with a new capital lease facility, the Company issued 24,342 common stock warrants with an exercise price of $0.38. The total Black-Scholes value of these warrants was $7,059. The warrant nor the securities issuable upon exercise of this warrant has been registered under the Securities Act of 1933, as amended.

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

Date: November 10, 2008	INHIBITEX, INC
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