Form 10-Q
period 2009-03-31
INHIBITEX, INC.
filed 2009-05-13
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 8, 2009, 43,521,527 shares of the Registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,486,293	$11,507,137
Short-term investments	20,702,172	21,634,880
Prepaid expenses and other current assets	557,731	621,797
Accounts receivable	157,524	108,558

Total current assets	29,903,720	33,872,372
Property and equipment, net	2,137,074	2,328,707
Other assets	32,533	31,876

Total assets	$32,073,327	$36,232,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,705,638	$1,276,215
Accrued expenses	1,030,641	1,001,047
Current portion of notes payable	312,500	312,500
Current portion of capital lease obligations	190,718	254,291
Current portion of deferred revenue	191,667	441,667
Other current liabilities	204,031	224,922

Total current liabilities	3,635,195	3,510,642
Long-term liabilities:
Notes payable, net of current portion	312,500	390,625
Capital lease obligations, net of current portion	338,237	387,892
Deferred revenue, net of current portion	200,000	237,500
Other liabilities, net of current portion	1,238,376	1,279,994

Total long-term liabilities	2,089,113	2,296,011

Total liabilities	5,724,308	5,806,653
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2009 and December 31, 2008; none issued and outstanding	—	—
Common stock, $.001 par value; 75,000,000 shares authorized at March 31, 2009 and December 31, 2008; 43,509,860 and 43,380,570 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	43,510	43,381
Warrants	13,742,231	13,742,630
Accumulated other comprehensive income	54,689	111,450
Additional paid-in capital	244,000,488	243,825,057
Accumulated deficit	(231,491,899)	(227,296,216)

Total stockholders’ equity	26,349,019	30,426,302

Total liabilities and stockholders’ equity	$32,073,327	$36,232,955

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
License fees and milestones	$37,500	$412,500
Collaborative research and development	250,000	375,000

Total revenue	287,500	787,500
Operating expense:
Research and development	3,497,060	3,406,047
General and administrative	1,071,490	1,341,568

Total operating expense	4,568,550	4,747,615

Loss from operations	(4,281,050)	(3,960,115)
Other income (loss), net	(8,151)	11,426
Interest income, net	93,518	500,890

Net loss	$(4,195,683)	$(3,447,799)

Basic and diluted net loss per share	$(0.10)	$(0.08)

Weighted average shares used to compute basic and diluted net loss per share	43,427,976	42,791,069

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,195,683)	$(3,447,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,633	211,359
Share-based compensation	178,374	460,482
Gain on sale of equipment	—	(15,000)
Amortization of investment premium or discount	(25,442)	(267,284)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	63,409	82,217
Accounts receivable	(48,966)	(179,061)
Accounts payable and other liabilities	366,914	597,764
Accrued expenses	29,594	(1,852,385)
Deferred revenue	(287,500)	837,500

Net cash used in operating activities	(3,727,667)	(3,572,207)

Cash flows from investing activities:
Purchases of property and equipment	—	(380,826)
Proceeds from sale of property and equipment	—	15,000
Purchases of investments	(7,648,611)	(17,762,099)
Proceeds from maturities and sales of investments	8,550,000	19,000,077
Cash paid in connection with acquisition	—	(77,606)

Net cash provided by investing activities	901,389	794,546

Cash flows from financing activities:
Payments on promissory notes and capital leases	(191,353)	(270,348)
Repurchase of common stock	(3,213)	—
Proceeds from the issuance of common stock, net of issuance costs	—	4,283

Net cash used in financing activities	(194,566)	(266,065)

Decrease in cash and cash equivalents	(3,020,844)	(3,043,726)
Cash and cash equivalents at beginning of period	11,507,137	14,178,143

Cash and cash equivalents at end of period	$8,486,293	$11,134,417

Supplemental cash flow information:
Interest paid	$19,655	$17,791
The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Operations
Inhibitex, Inc. (“Inhibitex” or the “Company”) was incorporated in the state of Delaware in May 1994. Inhibitex is a biopharmaceutical company focused on the development of differentiated anti-infective products to treat serious infections.
The Company is currently targeting its development efforts on therapies to treat shingles (herpes zoster) and infections caused by hepatitis C virus (“HCV”). Currently available antiviral therapies for these infections have various limitations, such as inadequate potency, diminishing efficacy due to the emergence of drug-resistant viruses, toxic and adverse side effects, complex dosing schedules and inconvenient routes of administration. The Company believes that its small molecule anti-viral product candidates may have the potential to address a number of these limitations and other unmet needs in their respective, intended indications.
The Company has neither received regulatory approval for any of its product candidates, nor does the Company have any commercialization capabilities; therefore, it is possible that the Company may never successfully derive significant collaboration revenues or any commercial revenues from any of its existing or future product candidates or preclinical development programs.
The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, or through future equity and/or debt financings, or proceeds from potential future collaborations or partnerships or other financing vehicles. The Company’s ability to continue its operations is dependent, in the near-term, upon managing its cash resources, the successful development of its product candidates, entering into collaboration or partnership agreements, executing future financings and ultimately, upon the approval of its products for sale and achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company, or that the Company will ever generate significant revenue and become profitable.
2. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s significant accounting policies have not changed since December 31, 2008, except as outlined below:
Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position “(FSP)” No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP No. 157-2 "Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
In October 2008, the FASB issued FSP No. 157-3 “Determining Fair Value of a Financial Asset in a Market That is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.
In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP 157-4”). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations. See Note 6 for additional SFAS No. 157 information and disclosure for financial and nonfinancial assets and liabilities.
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1, APB 28-1”). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
3. Net Loss Per Share
The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 98,” Earnings Per Share” (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding (commonly and hereinafter referred to as common stock equivalents). Common stock equivalents consist of common shares issuable upon the exercise of stock options, warrants, and restricted shares. For diluted net loss per share, common stock equivalents are excluded from the calculation of diluted net loss per share if their effect is anti-dilutive.
The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(4,195,683)	$(3,447,799)

Weighted average common shares outstanding used to compute basic earnings per share	43,427,976	42,791,069
Dilutive effect of:
Stock options and restricted stock	—	—
Warrants	—	—

Shares used to compute diluted earnings per share	43,427,976	42,791,069

Basic net loss per share	$(0.10)	$(0.08)

Diluted net loss per share	$(0.10)	$(0.08)

Number of antidilutive stock options and restricted stock excluded from computation	4,776,564	5,849,226
Number of antidilutive warrants excluded from computation	8,022,410	8,535,097

4. Share-Based Award Plans
The Company has two share-based award plans, one of which has shares reserved for future share-based awards. For the three months ended March 31, 2009 and 2008, the Company recorded share-based compensation expense related to grants from this plan of $178,374 and $460,482 respectively, or $0.00 and $0.01 basic and fully diluted per share. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three months ended March 31, 2009 and 2008.
Stock Options
The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2009	2008
Weighted average risk-free interest rate	1.87%	2.64%
Dividend yield	—	—
Expected weighted average volatility	.69	.68
Expected weighted average life of options (years)	4.0	4.0
Weighted average fair value of options granted	$0.17	$0.45
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

		Weighted Average	Weighted-Average	Aggregate Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Stock Options	Per Option	Term	($000)

Balance at December 31, 2008	4,820,459	$2.33
Granted	70,500	0.32
Exercised	—
Forfeited or expired	(114,395)	3.72

Balance at March 31, 2009	4,776,564	$2.27	5.90	$0

The weighted average fair value of stock options granted during the three month period ended March 31, 2009 was $0.17. As of March 31, 2009 there was $1,123,686 of unrecognized share-based compensation expense related to unvested stock option awards, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 2.2 years.

5. Comprehensive Loss
The components of comprehensive loss for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(4,195,683)	$(3,447,799)
Change in net unrealized gains (losses) on investments	(56,761)	49,708

Comprehensive loss	$(4,252,444)	$(3,398,091)

6. Fair Value Measurements
The Company adopted SFAS No. 157 related to financial assets and liabilities effective January 1, 2008 and related to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2009, by level within the fair value hierarchy. The Company did not have any nonfinancial assets or nonfinancial liabilities that were measured or disclosed at fair value at March 31, 2009. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$6,654,726	$6,154,814	$499,912	$—
Short-term investments available-for-sale	20,702,172	251,905	20,450,267	—

Total	$27,356,898	$6,406,719	$20,950,179	$—

Cash equivalents consist primarily of money market funds and commercial paper with original maturity dates of three months or less. Short-term investments consist of United States (“US”) government agency securities, corporate debt securities, US Treasury securities and certificates of deposits classified as available-for-sale and have maturities greater than 90 days, but less then 365 days from the date of acquisition.
The Company has invested in corporate notes, commercial paper, United States treasury bills and United States government agency notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	The anticipated completion of a FV-100 Phase II trial in shingles patients around the middle of next year;

•	the anticipated amount of patients to enroll in the FV-100 Phase II trial;

•	our plans and the length of time it may take to complete IND-enabling studies for our lead compound, INX-189 from our HCV polymerase inhibitor program in the first half of next year;

•	the number of months that our current cash, cash equivalents and short-term investments will allow us to operate;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

•	potential future revenue from collaborative research agreements, partnerships, license agreements, product related revenue or materials transfer agreements;

•	our product candidates may have the potential to address a number of current therapeutic limitations, such as inadequate potency, diminishing efficacy due to the emergence of drug-resistant viruses, toxic or adverse side effects, complex dosing schedules, and inconvenient routes of administration and other unmet needs in their intended indications;

•	and anticipated future and increased net losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: Wyeth not terminating our license and collaborative research agreements; our maintaining sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently and through the regulatory process; our ongoing or future preclinical studies or clinical trials not demonstrating an appropriate safety and/or efficacy profile of our product candidates; our ability to secure and use third-party clinical and preclinical research and data management organizations and manufacturers not fulfilling their contractual obligations or otherwise performing satisfactorily in the future; manufacturing and maintaining sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; failure to obtain regulatory approval to commence or continue our clinical trials or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringe on the intellectual property rights of others; our collaborators failing to fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and risk factors described in or referred to in greater detail in the “Risk Factors” section of Form 10-K for the year ended December 31, 2008. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
Inhibitex®, MSCRAMM® and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.
The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Overview
We are a biopharmaceutical company focused on the development of differentiated anti-infective products to treat serious infections. We are currently targeting our efforts and resources on the development of small molecule antiviral compounds, and in particular, oral therapies to treat shingles (herpes zoster) and infections caused by hepatitis C virus, (“HCV”). Many currently available antiviral therapies have various limitations, such as inadequate potency, diminishing efficacy due to the emergence of drug-resistant viruses, toxic or adverse side effects, complex dosing schedules, and inconvenient routes of administration. We believe that our product candidates may have the potential to address a number of these limitations and other unmet needs in their intended indications.
Our lead product candidate, FV-100, is an orally available nucleoside analogue prodrug being developed for the treatment of herpes zoster, or shingles, which is caused by varicella zoster virus. We have recently initiated a Phase II clinical trial of FV-100. Our development pipeline also includes a series of novel nucleoside polymerase inhibitors for the treatment of HCV and a series of HIV integrase inhibitors, which are an emerging class of anti-retroviral agents being developed for the treatment of HIV. We have also licensed to Wyeth the rights to use certain intellectual property from our proprietary MSCRAMM® protein platform for its use in the development of staphylococcal vaccines.
We foresee completing our Phase II clinical trial of FV-100 for the treatment of shingles around the middle of next year. We are also engaged in preclinical IND-enabling studies with respect to our lead compound, INX-189, from our HCV nucleoside polymerase inhibitor program with the goal to compete the requisite GLP preclinical studies to support the filing of an IND for INX-189 in the first half of next year.
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
Recent Developments
FV-100 — We recently reported that we had initiated a Phase II clinical trial of FV-100, our anti-viral compound in clinical development for the treatment of shingles (herpes zoster). The Phase II clinical trial is a well-controlled, double-blind randomized study comparing two different once-a-day doses of FV-100 to an active control (valacyclovir). We plan to enroll approximately 350 patients in the trial, who will be equally randomized to one of the three treatment arms. In addition to further evaluating its safety, the objectives of the trial include evaluating the potential therapeutic benefit of FV-100 in reducing the severity and duration of acute shingles-related pain; the incidence of post herpetic neuralgia (“PHN”); the time to lesion healing; and the use of concomitant pain medications.
In February 2009, we reported that we had completed our Phase I clinical trials of FV-100. The trials included both a single and multiple ascending dose study in subjects aged 18-55, as well as a separate study conducted in subjects 65 years of age or older. We reported that in all three trials there were no serious adverse events reported, and FV-100 appeared to be well tolerated at all dose levels. Additionally, pharmacokinetic data demonstrated that all doses of FV-100 maintained mean plasma levels of its active form that supported the evaluation of once-a-day dosing in Phase II. We presented data from these Phase I studies at the 22nd Annual International Conference on Antiviral Research (“ICAR”).
HCV Nucleoside Polymerase Inhibitors — We have selected a lead compound, INX-189 from our series of proprietary HCV nucleoside polymerase inhibitors for further evaluation in advanced preclinical studies. We presented preclinical data from this program at the 44th Annual Meeting of the European Association for the Study of the Liver (EASL) and at the 22nd ICAR conference.

NASDAQ Listing Transfer — In March 2009, we received written notification that NASDAQ had suspended enforcement of its minimum bid price and market valuation requirement for all listed companies until July 20, 2009, and that based upon NASDAQ’s decision, we have until October 12, 2009 to regain compliance with NASDAQ’s minimum bid price requirement.
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
There has been no change in these critical accounting policies used to create the underlying accounting assumptions and estimates used in 2009.
We have adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” and related FASB FSP’s 157-1 through 157-3, which provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements.
Results of Operations
Three Months Ended March 31, 2009 and 2008
Summary. We reported a net loss of $4.2 million for the three months ended March 31, 2009, as compared to a net loss of $3.4 million for the same period in 2008. Basic and diluted net loss per share was $0.10 for the three months ended March 31, 2009, as compared to basic and diluted net loss of $0.08 for the same period in 2008. The increase in net loss and net loss per share in 2009 was the result of slightly higher research and development expense, lower revenues from collaborative license and development agreements, lower net interest income and, offset in part by a reduction in general and administrative expense in the first quarter of 2009. We expect to incur losses for the foreseeable future as we intend to support the development of our antiviral programs.
Revenue. Revenue decreased to $0.3 million for the three months ended March 31, 2009 from $0.8 million for the same period in 2008. This decrease of $0.5 million, or 63%, was the result of certain upfront license fees received by the Company in 2007 and 2008 being fully amortized to revenue as of the end of 2008 and to a lesser extent, lower periodic research-associated support fees received by the Company.
Research and Development Expense. Research and development expense increased to $3.5 million during the three months ended March 31, 2009 from $3.4 million for the same period in 2008. This increase of $0.1 million, or 3%, was primarily the result of a $0.3 million increase in direct clinical, preclinical and manufacturing-related expenses associated with FV-100 and our HCV program, offset by a $0.2 million decrease in salaries, benefits, and share-based compensation. Clinical, preclinical and manufacturing costs increased due to a $0.3 million increase in manufacturing-related expenses for clinical material for our FV-100 Phase II trial and preclinical material for our HCV program. Salaries, benefits and share-based compensation expenses decreased due to a decrease in other personnel expenses and share-based compensation.

The following table summarizes the components of our research and development expense for the three months ended March 31, 2009 and 2008.

	March 31,
	2009	2008
	(In millions)
Clinical, preclinical and manufacturing-related expenses	$1.5	$1.2
Salaries, benefits and share-based compensation expense	0.9	1.1
License fees, patent-related legal fees and other expenses	0.6	0.6
Depreciation and facility related expenses	0.5	0.5

Total research and development expense	$3.5	$3.4

General and Administrative Expense. General and administrative expense decreased to $1.1 million for the three months ended March 31, 2009 from $1.3 million for the same period in 2008. This decrease of $0.2 million was primarily related to a decrease in salaries, benefits and share-based compensation. Salaries, benefits and share-based compensation expense decreased due to a decrease in other personnel expenses and share-based compensation.
The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2009 and 2008.

	March 31,
	2009	2008
	(In millions)
Professional and legal fees	$0.3	$0.3
Salaries, benefits and share-based compensation expense	0.5	0.7
Other expenses	0.3	0.3

Total general and administrative expense	$1.1	$1.3

Interest Income, net. Interest income net decreased to $0.1 million for the three months ended March 31, 2009 from $0.5 million for the same period in 2008. This decrease was the result of lower interest rates on investments and lower cash balances as compared to the same period in 2008.
Liquidity and Capital Resources
Since our inception in May 1994 through March 31, 2009, we have funded our operations primarily with $214.4 million in gross proceeds raised from a series of five private equity financings, our IPO in June 2004, and two private placements of public equity (PIPE) financings.
For the three months ended March 31, 2009, cash, cash equivalents and short-term investments decreased by $3.9 million, from $33.1 million to $29.2 million. This decrease was primarily the result of net cash used for operating activities and the repayment of capital lease obligations and notes payable, offset in part by net interest income.
Net cash used in operating activities was $3.7 million for the three months ended March 31, 2009, reflecting our net loss for the period of $4.2 million, offset in part by a net increase in operating liabilities of $0.1 million and non-cash charges of $0.4 million. Our net loss resulted largely from the cost of funding our clinical trials, preclinical studies, other research and development activities, and general and administrative expenses, offset in part by the amortization of deferred revenue from our license and collaboration agreements and net interest income. The net increase in operating liabilities reflected a $0.4 million increase in accounts payable and accrued liabilities, offset by $0.3 million decrease in deferred revenue.
Net cash provided from investing activities during the three months ended March 31, 2009 was $0.9 million, which represented net proceeds from our short-term investments.
Net cash used in financing activities during the three months ended March 31, 2009 was $0.2 million, which primarily represented scheduled capital leases and notes payable payments.
At March 31, 2009, our cash, cash equivalents, and short-term investments totaled $29.2 million and our investments had a planned average maturity less than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of United States government agency securities, commercial paper, certificates of deposit and money market accounts.

Our future funding requirements are difficult to determine and will depend on a number of factors, including:
•	any changes in our strategy in the future;

•	our development plans for our product candidates;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the variability, timing and costs associated with conducting preclinical studies;

•	the cost of manufacturing preclinical study and clinical trial materials for our product candidates;

•	the cost to obtain and the timing of regulatory approvals required to advance the development of our product candidates;

•	the number of product candidates we may advance into clinical development;

•	future payments we may receive or make under existing or future license or collaboration agreements if any;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the development of our existing pipeline on our planned timelines, we believe that our existing cash, cash equivalents and short-term investments of $29.2 million as of March 31, 2009, including future proceeds from our existing licensing agreement and collaboration, will enable us to operate for a period of at least 15 months from March 31, 2009. Our estimate assumes that we complete the FV-100 Phase II around the middle of next year and file an IND for our lead HCV nucleoside polymerase clinical candidate in the first half of next year. This estimate does not include any costs for the further development of the MSCRAMM platform, including Aurexis, or our HIV integrase inhibitor program, or any other significant transaction or change in our strategy or development plans.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 15 months, or possibly sooner in the event we enter into other transactions or change our strategy or development plans, we may need to secure additional capital. Such capital could come through the sale of additional common stock or other equity securities, as well as through proceeds from licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us, we may need to obtain funds through license agreements, collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business. Further, failure to obtain adequate capital on a timely basis may result in our independent registered public accountant issuing a going concern qualification in the future.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our ability to continue to operate our business, our financial condition, or our ability to raise additional capital in the future or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed, except as set forth below.
Risks Relating to our Development of our Product Candidates
All of our product candidates are in the early stages of development and remain subject to numerous clinical trials, preclinical studies and regulatory approval and the risk inherent in these activities. If we are unable to successfully develop our product candidates, our business will be materially harmed.
The failure to successfully develop one or more of our product candidates may have a material adverse effect on us, and possibly cause us to cease operations. To date, we have not commercially marketed, distributed or sold any product candidates. The success of our business depends primarily upon our ability to develop our product candidates through early-stages of development and ultimately commercialize our product candidates successfully. We recently initiated a Phase II trial for FV-100 and anticipate completing the trial around the middle of next year. Further, subject to completion of the requisite GLP preclinical studies, we plan to file an IND for a lead HCV nucleoside polymerase clinical candidate in the first half of next year.
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
Even if we achieve success in preclinical studies and early-stage clinical trials, there can be no assurance that later- stage clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have experienced significant setbacks and failure in all stages of development, including late stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials may not be predictive of the results we may obtain in later-stage trials.
Our product candidates will require significant additional research and development efforts, and the commitment of substantial financial resources, and regulatory approvals prior to advancing into further clinical development or being commercialized by us or collaborators. We cannot be certain that any of our product candidates will successfully progress through the drug development process or will result in clinically or commercially viable products. We do not expect any of our product candidates to be commercialized by us or collaborators for at least several years. If we are unable to successfully develop our product candidates, our business will be materially harmed.

In order to develop our product candidates and support our operations beyond the next 15 months, we expect that we will need to raise additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our business and business prospects, and your investment could suffer a decline in value.
We anticipate that our existing cash and cash equivalents and short-term investments as of March 31, 2009, together with proceeds we expect to receive from existing license and collaboration agreement will enable us to operate for a period of at least 15 months from March 31, 2009. We have no other committed sources of additional capital at this time. Given the current conditions in the capital market markets, we cannot assure you that funds will be available to us in the future on acceptable terms, if at all. If adequate funds are not available to us at all or, on terms that we find acceptable we may be required to delay, reduce the scope of, or eliminate research and development efforts or clinical trials on any or all of our product candidates. We may also be forced to curtail, restructure, sell, merge, or liquidate our operations, or obtain funds by entering into arrangements with licensees, collaborators or partners on unattractive terms, or sell or relinquish rights to certain technologies, product candidates or our intellectual property that we would not otherwise sell or relinquish in order to continue operations or the development of our product candidates. Further, failure to obtain adequate capital on a timely basis may result in our independent registered public accountant issuing a going concern qualification in the future.
The timing and extent of our future financing needs will depend on many factors, some of which are very difficult to predict and others that are beyond our control, including:
•	our ability to successfully advance the development of our product candidates and programs;

•	the time and cost to complete the requisite preclinical studies, clinical trials and receive regulatory approval to advance our product candidates through the requisite phases of clinical development;

•	the amount of future payments, if any, received or made under existing or future license, collaboration or similar arrangements; and

•	the costs associated with protecting or expanding our patent and other intellectual property rights;
We currently do not meet the standards for continued listing on The NASDAQ Capital Market, and we cannot provide any assurance that we will meet these standards in the future. If we are delisted from this exchange, the value of your investment may substantially decrease.
On October 22, 2008, December 23, 2008 and again on March 24, 2009, we received notification from NASDAQ that it had suspended for a three month period, the enforcement of the rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares. NASDAQ stated that it would not take any action to delist any security for these concerns during the suspension period. NASDAQ has stated that, given the current extraordinary market conditions, this suspension will remain in effect through July 20, 2009. As a result of this suspension, we now have until October 10, 2009 to regain compliance with the minimum bid price rule. As a result of the suspension, if, at any time before October10, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the minimum bid price rule.
If we do not regain compliance with the minimum bid price rule by October 10, 2009, NASDAQ will provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ’s determination to delist its securities to a Listing Qualifications Panel. Any delisting from the NASDAQ Capital Market may adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Under our amended and restated 2004 Stock Incentive Plan (“the 2004 Plan”), employees may elect to withhold shares of common stock to satisfy minimum statutory tax-withholding requirements arising from stock awards granted under the 2004 Plan. Pursuant to U.S. GAAP, withheld shares of common stock are deemed a purchase of common stock by the Company on the date of withholding. During the quarter ended March 31, 2009, the Company withheld shares of common stock to satisfy these minimum tax withholding obligations as follows:

Maximum Number
			Total Number	(or Approximate
			Of Shares	Dollar Value) of
	Total		Purchased as	Shares That May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	under the Plans
	Purchased	per Share	or Programs	Or Programs
January 1 through January 31	10,710	$0.30	N/A	N/A
February 1 through February 28	—	—	N/A	N/A
March 1 through March 31	—	—	N/A	N/A

Total	10,710	$0.30	N/A

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description

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

Date: May 13, 2009	INHIBITEX, INC
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