Form 10-Q
period 2009-06-30
INHIBITEX, INC.
filed 2009-08-12
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 6, 2009, 43,547,136 shares of the Registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,409,993	$11,507,137
Short-term investments	18,118,372	21,634,880
Prepaid expenses and other current assets	770,434	621,797
Accounts receivable	93,722	108,558

Total current assets	25,392,521	33,872,372
Property and equipment, net	1,951,215	2,328,707
Other assets	33,190	31,876

Total assets	$27,376,926	$36,232,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,147,982	$1,276,215
Accrued expenses	1,154,549	1,001,047
Current portion of notes payable	78,125	312,500
Current portion of capital lease obligations	196,014	254,291
Current portion of deferred revenue	191,667	441,667
Other current liabilities	200,865	224,922

Total current liabilities	2,969,202	3,510,642
Long-term liabilities:
Notes payable, net of current portion	546,875	390,625
Capital lease obligations, net of current portion	287,198	387,892
Deferred revenue, net of current portion	162,500	237,500
Other liabilities, net of current portion	1,196,805	1,279,994

Total long-term liabilities	2,193,378	2,296,011

Total liabilities	5,162,580	5,806,653
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2009 and December 31, 2008; none issued and outstanding	—	—
Common stock, $.001 par value; 150,000,000 and 75,000,000 shares authorized at June 30, 2009 and December 31, 2008, respectively; 43,534,387 and 43,380,570 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	43,534	43,381
Warrants	13,623,228	13,742,630
Accumulated other comprehensive income	22,010	111,450
Additional paid-in capital	244,246,731	243,825,057
Accumulated deficit	(235,721,157)	(227,296,216)

Total stockholders’ equity	22,214,346	30,426,302

Total liabilities and stockholders’ equity	$27,376,926	$36,232,955

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
License fees and milestones	$37,500	$412,500	$75,000	$825,000
Collaborative research and development	250,000	375,000	500,000	750,000

Total revenue	287,500	787,500	575,000	1,575,000
Operating expense:
Research and development	3,680,548	2,108,102	7,177,608	5,514,149
General and administrative	937,354	1,222,339	2,008,844	2,563,907

Total operating expense	4,617,902	3,330,441	9,186,452	8,078,056

Loss from operations	(4,330,402)	(2,542,941)	(8,611,452)	(6,503,056)
Other income, net	46,223	3,054	38,072	14,480
Interest income, net	54,921	331,012	148,439	831,902

Net loss	$(4,229,258)	$(2,208,875)	$(8,424,941)	$(5,656,674)

Basic and diluted net loss per share	$(0.10)	$(0.05)	$(0.19)	$(0.13)

Weighted average shares used to compute basic and diluted net loss per share	43,524,715	42,909,471	43,476,613	42,850,270

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(8,424,941)	$(5,656,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379,900	480,486
Share-based compensation	300,317	855,653
Gain on sale of equipment	(39,805)	(17,689)
Amortization of investment premium or discount	(28,738)	(445,121)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(149,951)	218,355
Accounts receivable	14,836	(142,344)
Accounts payable and other liabilities	(235,479)	(135,309)
Accrued expenses	153,502	(3,176,505)
Deferred revenue	(325,000)	425,000

Net cash used in operating activities	(8,355,359)	(7,594,148)

Cash flows from investing activities:
Purchases of property and equipment	(2,408)	(445,550)
Proceeds from sale of property and equipment	39,805	23,480
Purchases of investments	(11,484,194)	(25,033,175)
Proceeds from maturities and sales of investments	14,940,000	33,100,077
Cash paid in connection with acquisition	—	(94,761)

Net cash provided by investing activities	3,493,203	7,550,071

Cash flows from financing activities:
Payments on promissory notes and capital leases	(237,096)	(534,999)
Repurchase of common stock	(3,213)	(77,877)
Proceeds from the issuance of common stock	5,321	11,452

Net cash used in financing activities	(234,988)	(601,424)

Decrease in cash and cash equivalents	(5,097,144)	(645,501)
Cash and cash equivalents at beginning of period	11,507,137	14,178,143

Cash and cash equivalents at end of period	$6,409,993	$13,532,642

Supplemental cash flow information:
Interest paid	$35,668	$30,715
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
The Company is currently targeting its development efforts on small molecule, oral antiviral therapies to treat shingles (herpes zoster) and infections caused by hepatitis C virus (“HCV”). Currently available antiviral therapies for these infections have various limitations or shortcomings, such as sub-optimal potency, diminishing efficacy due to the emergence of drug-resistant viruses, toxic and adverse side effects, complex dosing schedules and inconvenient routes of administration. The Company believes that its antiviral product candidates have the potential to be differentiated from existing therapies by addressing a number of these limitations and other unmet needs in their respective, intended indications.
The Company has not received regulatory approval for any of its product candidates, and the Company does not have any commercialization capabilities; therefore, it is possible that the Company may never successfully derive significant collaboration revenues or any commercial revenues from any of its existing or future product candidates or preclinical development programs.
The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, or through future equity and/or debt financings; with proceeds from potential future collaborations or partnerships; or through other financing vehicles. The Company’s ability to continue its operations is dependent, in the near-term, upon managing its cash resources, the successful development of its product candidates, entering into collaboration or partnership agreements, executing future financings and ultimately, upon the approval of its products for sale and achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company, or that the Company will ever generate significant revenue and become profitable.
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
The Company evaluated all events or transactions that occurred after the balance sheet date of June 30, 2009 through August 12, 2009, the date it issued these financial statements. See Note 8-Notes Payable.
The Company’s significant accounting policies have not changed since December 31, 2008, except as outlined below:
Recent Accounting Pronouncements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to United States generally accepted accounting principles (U.S. GAAP”) requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FASB Staff Position “(FSP)” No. 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP No. 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”) deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 7 for additional information and disclosure for financial and nonfinancial assets and liabilities.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2, was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have an impact on the Company’s consolidated financial position or results of operations.
In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1, APB 28-1”). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 7 for additional information and disclosure for financial assets.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009. The implementation of this standard did not have an impact on the Company’s consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have an impact on the Company’s consolidated financial position or results of operations.
3. Net Loss Per Share
Basic and diluted net loss per share have been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. For diluted net loss per share, common stock equivalents (common shares issuable upon the exercise of stock options and warrants) are excluded from the calculation of diluted net loss per share if their effect is antidilutive. The Company has excluded all options and warrants to purchase common stock, as such potential shares are antidilutive.
The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss available for common stockholders	$(4,229,258)	$(2,208,875)	$(8,424,941)	$(5,656,674)

Weighted average common shares outstanding used to compute basic earnings per share	43,524,715	42,909,471	43,476,613	42,850,270
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—

Shares used to compute diluted earnings per share	43,524,715	42,909,471	43,476,613	42,850,270

Basic net loss per share	$(0.10)	$(0.05)	$(0.19)	$(0.13)

Diluted loss per share	$(0.10)	$(0.05)	$(0.19)	$(0.13)

Number of antidilutive stock options excluded from computation	4,650,250	5,398,310	4,650,250	5,398,310

Number of antidilutive warrants excluded from computation	8,001,401	8,535,097	8,001,401	8,535,097

4. Stockholders’ Equity
Common Stock . In June 2009, the Company’s stockholders approved an amendment to the Company’s Eighth Amended and Restated Certificate of Incorporation to increase the Company’s authorized common stock, $0.001 par value per share, from 75,000,000 shares to 150,000,000 shares.
Common Stock Warrants. For the six months ended June 30, 2009, a total of 21,462 warrants expired with an average exercise price of $9.26. The total Black-Scholes value of those warrants was $119,402, and such amount was reclassified from warrants to additional paid-in capital. As of June 30, 2009, and 2008, there were 8,001,401 and 8,535,097 warrants outstanding, respectively. The weighted average exercise price as of June 30, 2009 and 2008 was $2.85 and $3.53, respectively. As of June 30, 2009, all of the outstanding warrants are exercisable and expire from September 10, 2009 to September 26, 2018.
5. Share-Based Award Plans
For the three months ended June 30, 2009 and 2008, the Company recorded share-based compensation expense related to grants from this plan of $121,943 and $395,171, respectively, or $0.00 and $0.01 basic and fully diluted per share. For the six months ended June 30, 2009 and 2008, the Company recorded share-based compensation expense related to grants from this plan of $300,317 and $855,653, respectively, or $0.01 and $0.02 basic and fully diluted per share. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three and six months ended June 30, 2009 and 2008.
Stock Options
The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average risk-free interest rate	—	3.03%	1.87%	2.65%
Dividend yield	—	—	—	—
Expected weighted average volatility	—	.68	.69	.68
Expected weighted average life of options (years)	—	4.0	4.0	4.0
Weighted average fair value of options granted	—	$0.34	$0.17	$0.45
The risk-free rate interest rate is based on the expected life of the option and the corresponding United States (“U.S.”) Treasury bond, which in most cases is the U.S. five year Treasury bond. The expected term of stock options granted is derived from actual and expected option behavior and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise patterns and future employee terminations to determine expected life and forfeitures. Expected volatility is based on the historical volatility of the Company’s publicly traded common stock.

		Weighted Average	Weighted-Average	Aggregate Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Stock Options	Per Option	Term	($000)

Balance at December 31, 2008	4,820,459	$2.33
Granted	70,500	0.32
Exercised	—	—
Forfeited or expired	(240,709)	3.35

Balance at June 30, 2009	4,650,250	$2.25	5.8	$8

The weighted-average fair value of stock options granted during the six month period ended June 30, 2009 was $0.17. As of June 30, 2009 there was $972,160 of unrecognized share-based compensation expense related to unvested stock option awards, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 2.2 years.

6. Comprehensive Loss
The components of comprehensive loss for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	$(4,229,258)	$(2,208,875)	$(8,424,941)	$(5,656,674)

Change in net unrealized losses on investments	$(32,679)	$(149,836)	$(89,440)	$(100,128)

Comprehensive loss	$(4,261,937)	$(2,358,711)	$(8,514,381)	$(5,756,802)

7. Fair Value Measurements
The Company adopted SFAS No. 157 related to financial assets and liabilities effective January 1, 2008 and nonfinancial assets and nonfinancial liabilities effective January 1, 2009. SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2009, by level within the fair value hierarchy. The Company did not have any nonfinancial assets or nonfinancial liabilities that were measured at fair value at June 30, 2009. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$5,655,709	$5,655,709	$—	$—
Short-term investments available-for-sale	18,118,372	252,607	17,865,765	—

Total	$23,774,081	$5,908,316	$17,865,765	$—

Cash equivalents consist primarily of money market funds and commercial paper issued under U.S. government liquidity programs with original maturity dates of three months or less. Short-term investments consist of U.S. agency securities and U.S. Treasury securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition.
The Company’s cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of U.S. agency securities, U.S. Treasury securities, commercial paper issued under government liquidity programs, and money market accounts.

The Company has had no realized gains or losses from the sale of investments for the six months ended June 30, 2009. The following table shows the unrealized gains and losses and fair values for those investments as of June 30, 2009 and December 31, 2008 aggregated by major security type:

		Unrealized	Unrealized
June 30, 2009	At Cost	Gains	(Losses)	At Fair Value
Certificates of deposit and money market funds	$5,655,709	$—	$—	$5,655,709
Commercial paper	2,246,869	2,423	—	2,249,292
Corporate debt notes	701,994	245	(51)	702,188
Debt securities of U.S. government agencies	14,894,957	20,108	(780)	14,914,285
US Treasury securities	252,542	65	—	252,607

Total	$23,752,071	$22,841	$(831)	$23,774,081

		Unrealized	Unrealized
December 31, 2008	At Cost	Gains	(Losses)	At Fair Value
Certificates of deposit and money market funds	$11,603,992	$—	$(386)	$11,603,606
Commercial paper	845,999	1,551	—	847,550
Corporate debt notes	9,122,672	30,488	(8,117)	9,145,043
Debt securities of U.S. government agencies	10,458,387	88,584	(791)	10,546,180
US Treasury securities	754,641	157	(36)	754,762

Total	$32,785,691	$120,780	$(9,330)	$32,897,141

As of June 30, 2009, the Company had investments in an unrealized loss position. The Company has determined that the unrealized losses on these investments at June 30, 2009 are temporary in nature.
All available-for-sale securities held at June 30, 2009 will mature within one year.
8. Notes Payable
Notes Payable. On August 3, 2009, the Company entered into a second amendment to its interest free loan agreement with a local development authority for laboratory-related leasehold improvements at the Company’s research and headquarters’ facility; whereas, the Company will make one payment of $78,125 on January 1, 2010, and beginning January 1, 2011, and continuing on the first day of each successive quarter make eight equal installments of $60,764, with a final payment $60,763 payable on January 1, 2013. As of June 30, 2009 and December 31, 2008, $625,000 and $703,125 were outstanding under this note payable, respectively.
Future minimum payments due under notes payable as of June 30, 2009 are as follows:

Year Ending December 31,
2009	$—
2010	78,125
2011	243,056
2012	243,056
2013	60,763

Total future payments	$625,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	The anticipated completion of the FV-100 Phase II trial in shingles patients around the middle of 2010;

•	our plans and timing to file an investigational new drug application for INX-189 in the first half of next year.

•	the number of months that our current cash, cash equivalents and short-term investments will allow us to operate;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

•	potential future revenue from collaborative research agreements, partnerships, license agreements, product related revenue or materials transfer agreements;

•	our product candidates may have the potential to address a number of current therapeutic limitations, such as inadequate potency, diminishing efficacy due to the emergence of drug-resistant viruses, toxic or adverse side effects, complex dosing schedules, and inconvenient routes of administration and other unmet needs in their intended indications; and

•	and anticipated future and increased net losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: not obtaining regulatory approval on a timely basis, or at all, to advance the development of an HCV clinical candidate into clinical trials; either we, the FDA, or an investigational review board suspending or terminating the clinical development of FV-100 for lack of safety, manufacturing issues or other clinical reasons; FV-100 not demonstrating sufficient efficacy in reducing the incidence and severity of shingles-related symptoms, including acute pain and PHN, to be clinically relevant or commercially viable; the results of ongoing or future preclinical studies of the INX-189 not supporting its further development; Wyeth not terminating our license and collaborative research agreements; our maintaining sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently and through the regulatory process; our ongoing or future preclinical studies or clinical trials not demonstrating an appropriate safety and/or efficacy profile of our product candidates; our ability to secure and use third-party clinical and preclinical research and data management organizations and manufacturers not fulfilling their contractual obligations or otherwise performing satisfactorily in the future; manufacturing and maintaining sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; failure to obtain regulatory approval to commence or continue our clinical trials or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringe on the intellectual property rights of others; our collaborators failing to fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” section herein) and risk factors described in or referred to in greater detail in the “Risk Factors” section of Form 10-K for the year ended December 31, 2008 and in the “Risk Factors” section of Form 10-Q for March 31, 2009. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and have been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Inhibitex®, MSCRAMM® and Aurexis® are registered trademarks of Inhibitex, Inc. MSCRAMM is an acronym for Microbial Surface Components Recognizing Adhesive Matrix Molecules.
The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company focused on the development of differentiated anti-infective products to treat serious infections. We are currently targeting our efforts and resources on the development of small molecule antiviral compounds, and in particular, oral therapies to treat shingles (herpes zoster) and infections caused by hepatitis C virus, (“HCV”). Many currently available antiviral therapies have various limitations and shortcomings, such as sub-optimal potency, diminishing efficacy due to the emergence of drug-resistant viruses, toxic or adverse side effects, complex dosing schedules, and inconvenient routes of administration. We believe that our product candidates have the potential to address a number of these limitations and other unmet needs in their intended indications.
Our lead product candidate, FV-100, is an orally available nucleoside analogue prodrug being developed for the treatment of shingles (herpes zoster), which is caused by varicella zoster virus, (“VZV”). We recently initiated a Phase II clinical trial of FV-100. Our preclinical pipeline includes INX-189, the lead compound from our series of nucleotide polymerase inhibitors, which we refer to as protides, which we are developing to treat infections caused by HCV, and we have also licensed to Wyeth the rights to use certain intellectual property for its use in the development of staphylococcal vaccines.
We foresee completing our Phase II clinical trial of FV-100 around the middle of 2010. We are also engaged in various preclinical toxicological studies with respect to INX-189. We currently plan on filing an investigational new drug application, (“IND”) for INX-189 in the first half of next year.
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
Recent Developments
FV-100 — In May 2009, we initiated a Phase II clinical trial of FV-100, our anti-viral compound in clinical development for the treatment of shingles (herpes zoster). The Phase II clinical trial is a well-controlled, double-blind randomized study comparing two once-a-day doses of FV-100 to an active control (valacyclovir). In addition to further evaluating its safety in patients, the key objective of the trial is to evaluate the potential therapeutic benefit of FV-100 in reducing the (i) severity and duration of acute shingles-related pain; (ii) incidence of post herpetic neuralgia (PHN); and (iii) time to lesion healing.
HCV Nucleoside Polymerase Inhibitors — In May 2009, we announced that we had selected INX-189 as a lead compound from our series of proprietary HCV nucleotide polymerase inhibitors for further evaluation in advanced preclinical studies. We presented preclinical data from its HCV program at the 44th Annual Meeting of the European Association for the Study of the Liver, (“EASL”), in Copenhagen, Denmark in April 2009 and at the 22nd Annual International Conference on Antiviral Research, (“ICAR”) in Miami, Florida in May 2009.
NASDAQ Listing Transfer — On July 13, 2009, we received written notification that NASDAQ had suspended enforcement of its minimum bid price and market valuation requirement for all listed companies until August 3, 2009. Based upon NASDAQ’s action , we have until October 22, 2009 to regain compliance with NASDAQ’s minimum bid price requirement.
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
We have adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements", FASB Staff Position “(FSP)” FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1, APB 28-1”) and SFAS No. 165, "Subsequent Events” (“SFAS No. 165”), none of which had a material impact on our consolidated financial position or results of operations.
Results of Operations
Three Months Ended June 30, 2009 and 2008
Summary. We reported a net loss of $4.2 million for the three months ended June 30, 2009, as compared to a net loss of $2.2 million in the same quarter in 2008. Basic and diluted net loss per share was $0.10 for the three months ended June 30, 2009, as compared to basic and diluted net loss of $0.05 for the same quarter in 2008. The increase in net loss and net loss per share in the second quarter of 2009 was the result of higher research and development expense, lower revenues from collaborative license and development agreements and a decrease in net interest income, offset in part by a reduction in general and administrative expense. We expect to incur losses for the foreseeable future as we intend to continue to support the development of our antiviral programs.
Revenue. Revenue decreased to $0.3 million for the three months ended June 30, 2009 from $0.8 million in the same quarter in 2008. This decrease of $0.5 million, or 63%, was the result of certain upfront license fees received by the Company in 2007 and 2008 being fully amortized to revenue as of the end of 2008 and to a lesser extent, lower periodic research-associated support fees received by the Company.
Research and Development Expense. Research and development expense increased to $3.7 million during the three months ended June 30, 2009 from $2.1 million in the same quarter in 2008. This increase of $1.6 million, or 76%, was primarily due to a $1.4 million reduction in direct clinical, preclinical and manufacturing expense in the second quarter of 2008 resulting from a favorable settlement of a prior arbitration award against us and an increase in other direct clinical, preclinical and manufacturing expenses of $0.3 million in 2009 incurred in connection with the clinical development of FV-100 and the preclinical development of our HCV program, offset in part by a $0.1 million decrease in depreciation and facility related expenses in 2009. Direct clinical, preclinical and manufacturing costs increased due to a $0.4 million increase in expenses for FV-100 primarily related to our Phase II trial including material and increase in expenses for our HCV program for preclinical studies and material, offset in part by $0.1 million reduction in expenses for our other programs. Depreciation and facility related expense decreased primarily due to lower depreciation expense.
The following table summarizes the components of our research and development expense for the three months ended June 30, 2009 and 2008.

	June 30,
	2009	2008
	(In millions)
Direct clinical, preclinical and manufacturing-related expenses	$1.5	$(0.2)
Salaries, benefits and share-based compensation expense	1.0	1.0
License fees, patent-related legal fees and other expense	0.7	0.7
Depreciation and facility related expenses	0.5	0.6

Total research and development expense	$3.7	$2.1

General and Administrative Expense. General and administrative expense decreased to $0.9 million for the three months ended June 30, 2009 from $1.2 million in the same quarter in 2008. This decrease of $0.3 million was primarily related to a decrease in salaries, benefits and share-based compensation and professional and legal fees. Salaries, benefits and share-based compensation expense decreased due to a decrease in other personnel-related expenses and share-based compensation. Professional and legal fees decreased due to lower legal fees.
The following table summarizes the components of our general and administrative expense for the three months ended June 30, 2009 and 2008.

	June 30,
	2009	2008
	(In millions)
Salaries, benefits and share-based compensation expense	$0.4	$0.6
Professional and legal fees	0.2	0.3
Other expenses	0.2	0.2
Depreciation and facility related expenses	0.1	0.1

Total general and administrative expense	$0.9	$1.2

Interest Income, net. Net interest income decreased to $0.1 million for the three months ended June 30, 2009 from $0.3 million in the same quarter in 2008. This decrease was the result of lower prevailing interest rates and lower cash balances as compared to the same period in 2008.
Six Months Ended June 30, 2009 and 2008
Summary. We reported a net loss of $8.4 million for the six months ended June 30, 2009, as compared to a net loss of $5.7 million for the same period in 2008. Basic and diluted net loss per share was $0.19 for the six months ended June 30, 2009, as compared to basic and diluted net loss of $0.13 per share for the same period in 2008. The increase in net loss and net loss per share for the six months ended June 30, 2009, as compared to the same period of 2008, was the result of an increase in research and development expense, a decrease in revenues from collaborative license and development agreements and lower net interest income, offset in part by a reduction in general and administrative expenses. We expect to incur losses for the foreseeable future as we intend to continue to support the development of our antiviral programs.
Revenue. Revenue decreased to $0.6 million for the six months ended June 30, 2009 from $1.6 million for the same period in 2008. This decrease of $1.0 million, or 63%, was the result of certain upfront license fees received by the Company in 2007 and 2008 being fully amortized to revenue as of the end of 2008 and to a lesser extent, lower periodic research-associated support fees received by the Company.
Research and Development Expense. Research and development expense increased to $7.2 million during the six months ended June 30, 2009, from $5.5 million for the same period in 2008. This increase of $1.7 million, or 31%, was primarily the result of a $1.4 million reduction in direct clinical, preclinical and manufacturing expense in the second quarter of 2008 resulting from a favorable settlement of a prior arbitration award against us, as well as an increase of $0.7 million in other direct clinical, preclinical and manufacturing expense, offset in part by a decrease of $0.2 million in salaries, benefits and share-based compensation expenses and a decrease of $0.2 million in depreciation and facility related expenses. Direct clinical, preclinical and manufacturing costs increased due to a $1.0 million increase in expenses primarily related to our Phase I and Phase II trials for FV-100, including clinical trial materials, and to a lesser extent, expenses for preclinical studies related to our HCV program, offset in part by $0.3 million reduction in expenses for our other programs. Salaries, benefits, and share-based compensation decreased primarily due to lower share-based compensation expenses and lower recruiting and relocation fees. Depreciation and facility related expenses decreased primarily due to lower depreciation expense.

The following table summarizes the components of our research and development expense for the six months ended June 30, 2009 and 2008.

	June 30,
	2009	2008
	(In millions)
Direct clinical, preclinical and manufacturing-related expenses	$3.0	$0.9
Salaries, benefits and share-based compensation expense	2.0	2.2
License fees, patent-related legal fees and other expenses	1.3	1.3
Depreciation and facility related expenses	0.9	1.1

Total research and development expense	$7.2	$5.5

General and Administrative Expense. General and administrative expense decreased to $2.0 million during the six months ended June 30, 2009, from $2.6 million for the same period in 2008. This decrease of $0.6 million, or 23%, was due to a $0.4 million decrease in salaries, benefits and share-based compensation, a $0.1 million decrease in professional and legal fees and a $0.1 million decrease in other expenses. Salaries, benefits and share-based compensation expense decreased due to a decrease in share-based compensation and other personnel-related expenses. Professional and legal fees decreased due to lower legal fees. Other expenses decreased due to a decrease in insurance premiums and various other expenses.
The following table summarizes the components of our general and administrative expense for the six months ended June 30, 2009 and 2008.

	June 30,
	2009	2008
	(In millions)
Salaries, benefits and share-based compensation expense	$0.9	$1.3
Professional and legal fees	0.5	0.6
Other expenses	0.5	0.6
Depreciation and facility-related expenses	0.1	0.1

Total general and administrative expense	$2.0	$2.6

Interest Income, net. Net interest income decreased to $0.1 million for the six months ended June 30, 2009 from $0.8 million for the comparable period in 2008. This decrease was the result of lower prevailing interest rates and lower cash balances as compared to the same period in 2008.
Liquidity and Capital Resources
Since our inception in May 1994 through June 30, 2009, we have funded our operations principally with $214.4 million in gross proceeds raised from a series of five private equity financings, our IPO in June 2004, and two private placements of public equity (PIPE) financings.
For the six months ended June 30, 2009, cash, cash equivalents and short-term investments decreased by $8.6 million, from $33.1 million to $24.5 million. This decrease was primarily the result of net cash used for operating activities and to a lesser extent, the repayment of capital lease obligations and notes payable.
Net cash used for operating activities was $8.4 million for the six months ended June 30, 2009, reflecting our net loss for the period of $8.4 million plus an increase of $0.6 million in our net operating assets and liabilities, offset by non-cash charges of $0.6 million. Our net loss resulted largely from the cost of funding our clinical trials, preclinical studies, other research and development activities, and general and administrative expenses, offset in part by the amortization of deferred revenue from our license and collaboration agreements and net interest income. The increase of $0.6 million in our net operating assets and liabilities reflects a $0.2 million increase in prepaid expenses and other assets, a decrease of $0.2 million in accounts payable and other liabilities, and a $0.3 million decrease in deferred revenue, offset in part by $0.1 million increase in accrued expenses.

Net cash provided from investing activities during the six months ended June 30, 2009 was $3.5 million, which consisted of net proceeds from our short-term investments.
Net cash used in financing activities during the six months ended June 30, 2009 was $0.2 million, which consisted of scheduled capital leases and notes payable payments.
At June 30, 2009, our cash, cash equivalents, and short-term investments totaled $24.5 million and our investments had a planned average maturity of less than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of U.S. agency securities, U.S. Treasury securities, commercial paper issued under government liquidity programs, and money market accounts.
Our future funding requirements are difficult to determine and will depend on a number of factors, including:
•	our development plans for our product candidates, including any changes in our strategy;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials;

•	the variability, timing and costs associated with conducting preclinical studies;

•	the cost of manufacturing preclinical and clinical trial materials for our product candidates;

•	the cost to obtain and the timing of regulatory approvals required to advance the development of our product candidates;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	future payments we may receive or make under existing or future license or collaboration agreements, if any;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the development of FV-100 and INX-189 on our planned timelines, we believe that our existing cash, cash equivalents and short-term investments of $24.5 million as of June 30, 2009, including planned future proceeds from our existing licensing agreement and collaboration, will enable us to operate for a period of at least 12 months from date of this filing. Our estimate assumes that we complete the FV-100 Phase II around the middle of 2010 as planned, and file an IND for INX-189, our lead HCV nucleotide polymerase inhibitor, in the first half of next year. This estimate does not include any costs for the further development of any other additional programs, any significant strategic or financing transaction, or a change in our strategy or operating plans.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 12 months, or possibly sooner in the event we enter into other transactions or change our strategy or operating plans, we will need to secure additional funding. Such funding could be raised through the sale of additional common stock or other equity securities, as well as through proceeds from licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms in the future, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us, we may need to obtain funds through license agreements or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms, and there is no assurance that any license agreements or collaborative or partner arrangements will be available to us at all. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business. Further, failure to obtain adequate capital on a timely basis may result in our independent registered public accountant issuing a going concern qualification in the future.

ITEM 4T.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, who is currently the same individual, to allow timely decisions regarding required disclosure. Our management, under the supervision of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A.	RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our ability to continue to operate our business, our financial condition, or our ability to raise additional capital in the future, or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Reports on Form 10-Q for the period ended March 31, 2009 have not materially changed, except as set forth below.
Risks Relating to our Development of our Product Candidates
All of our product candidates are in the early stages of development and their commercial viability remains subject to future clinical trials, preclinical studies, regulatory approvals and the risk generally inherent in these activities. If we are unable to successfully develop our product candidates, our business will be materially harmed.
In the near-term, our failure to successfully advance the development of one or more of our product candidates may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed or sold any product candidates. The success of our business depends primarily upon our ability to successfully advance the development of our product candidates through preclinical and clinical studies, have these candidates approved for sale by the U.S. Food and drug Administration, or FDA, or regulatory authorities in other countries, and ultimately, have our product candidates successfully commercialized by us or a strategic collaborator. In May 2009, we initiated a Phase II trial for FV-100 and anticipate completing this trial around the middle of 2010. Further, we currently plan on filing of an investigational new drug application, or IND, for INX-189 in the first half of next year. We cannot assure you that the results of ongoing preclinical studies or clinical trials and will support or justify the continued development of one or both of these product candidates.
Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical testing and obtain regulatory approval of our product candidates. Despite our efforts, our product candidates may not:
•	offer therapeutic or other benefits over existing, comparable drugs;

•	be proven safe and effective in clinical trials;

•	have the desired effects (or may include undesirable or unexpected effects);

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized by us or by collaborators.
Even if we achieve success in preclinical studies and early-stage clinical trials, there can be no assurance that later- stage clinical trials will be successful and continue to support the development of our product candidates. A number of companies in the pharmaceutical and bio-pharmaceutical industries have experienced significant setbacks and failure in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials may not be predictive of the results we may obtain in later-stage trials.
Our product candidates will require significant additional research and development efforts, the commitment of substantial financial resources and regulatory approvals prior to advancing into further clinical development or being commercialized by us or collaborators. We cannot be certain that any of our product candidates will successfully progress through the drug development process or will result in clinically or commercially viable products. We do not expect any of our product candidates to be commercialized by us or collaborators for at least several years. If we are unable to successfully develop our product candidates, our business will be materially harmed.

In order to develop our product candidates and support our operations beyond the next 12 months from the date of this filing, we expect that we will need to raise additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our business and business prospects, and the price of our common stock could suffer a decline in value.
We anticipate that our existing cash and cash equivalents and short-term investments from the date of this filing, together with proceeds we expect to receive from existing license and collaboration agreement will enable us to operate for a period of at least 12 months. We have no other committed sources of additional capital at this time. We cannot assure you that funds will be available to us in the future on acceptable terms, if at all. If adequate funds are not available to us at all or, on terms that we find acceptable we may be required to delay, reduce the scope of, or eliminate research and development efforts or clinical trials on any or all of our product candidates. We may also be forced to curtail, restructure, sell, merge, or liquidate our operations, or obtain funds by entering into arrangements with licensees, collaborators or partners on unattractive terms, or sell or relinquish rights to certain technologies, product candidates or our intellectual property that we would not otherwise sell or relinquish in order to continue operations or the development of our product candidates, assuming any such arrangements are available at all. Further, failure to obtain adequate capital on a timely basis may result in our independent registered public accountant issuing a going concern qualification in the future.
The timing and extent of our future financing needs will depend on many factors, some of which are very difficult to predict and others that are beyond our control, including:
•	our ability to successfully advance the development of our product candidates;

•	the time and cost to complete the requisite preclinical studies, clinical trials and receive regulatory approval to advance our product candidates through the requisite phases of clinical development;

•	the amount of future payments, if any, received or made under existing or future license, collaboration or similar strategic arrangements; and

•	the costs associated with protecting or expanding our patent and other intellectual property rights;
We currently do not meet the standards for continued listing on The NASDAQ Capital Market, and we cannot provide any assurance that we will meet these standards in the future. If we are delisted from this exchange, the price of our common stock may substantially decrease.
On July 13, 2009, we received notification from NASDAQ that it had suspended enforcement of the rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares until August 3, 2009. As a result of this suspension, we now have until October 22, 2009 to regain compliance with the minimum bid price rule. As a result of the suspension, if, at any time before October 22, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we have achieved compliance with the minimum bid price rule.
If we do not regain compliance with the minimum bid price rule by October 22, 2009, NASDAQ will provide written notification that our common stock will be delisted. At that time, we may appeal NASDAQ’s determination to delist our common stock to a Listing Qualifications Panel. Any delisting from the NASDAQ Capital Market may adversely affect the trading price of our common stock, significantly limit its liquidity and impair our ability to raise additional funds in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Stockholders on June 09, 2009, at which the following action was taken:
Stockholders approved the proposal to elect two class II directors of the Company to hold office until the 2012 annual meeting and until the election and qualification of their respective successors. The vote with respect to each of the nominees was as follows:

Russell H. Plumb	For	31,897,335	Withheld	2,526,775
Gabriele M. Cerrone	For	31,048,477	Withheld	3,375,633
Michael A. Henos, Marc L. Preminger, Christopher McGuigan, M. James Barrett, Russell M. Medford and A. Keith Willard also serve as directors of the Company and each of their terms continued after the annual meeting of stockholders.
Stockholders approved an amendment to the Company’s Eighth Amended and Restated Certificate of Incorporation to increase the Company’s authorized common stock, $0.001 par value per share from 75,000,000 shares to 150,000,000 shares. The vote with respect to this amendment was as follows:

For	25,959,002
Against	8,424,813
Abstain	40,293
There were no broker non votes with respect to either proposal.

ITEM 6.	EXHIBITS
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description

3.3	Certificate of Amendment to the Eight Amended and Restated Certification of Incorporation

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

Date: August 12, 2009	INHIBITEX, INC

/s/ Russell H. Plumb

Russell H. Plumb
President, Chief Executive Officer,
Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.3	Certificate of Amendment to the Eight Amended and Restated Certification of Incorporation

31.1
Section 302 Certification of the Chief Executive Officer and Chief Financial Officer as Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer