Form 10-Q
period 2009-09-30
INHIBITEX, INC.
filed 2009-11-13
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 0-50772
INHIBITEX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2708737 (I.R.S. Employer Identification No.)

9005 Westside Parkway Alpharetta, Georgia (Address of principal executive offices)	30009 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 4, 2009, 61,522,795 shares of the Registrant’s Common Stock were outstanding.

PART I
FINANCIAL INFORMATION
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$8,177,449	$11,507,137
Short-term investments	12,901,906	21,634,880
Prepaid expenses and other current assets	934,172	621,797
Accounts receivable	79,443	108,558

Total current assets	22,092,970	33,872,372
Property and equipment, net	1,698,141	2,328,707
Other assets	138,039	31,876

Total assets	$23,929,150	$36,232,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,492,789	$1,276,215
Accrued expenses	1,618,787	1,001,047
Current portion of notes payable	78,125	312,500
Current portion of capital lease obligations	201,472	254,291
Current portion of deferred revenue	441,667	441,667
Other current liabilities	202,373	224,922

Total current liabilities	4,035,213	3,510,642
Long-term liabilities:
Notes payable, net of current portion	546,875	390,625
Capital lease obligations, net of current portion	234,731	387,892
Deferred revenue, net of current portion	125,000	237,500
Other liabilities, net of current portion	1,143,411	1,279,994

Total long-term liabilities	2,050,017	2,296,011

Total liabilities	6,085,230	5,806,653
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2009 and December 31, 2008; none issued and outstanding	—	—
Common stock, $.001 par value; 150,000,000 and 75,000,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; 43,547,136 and 43,380,570 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	43,547	43,381
Warrants	13,619,076	13,742,630
Accumulated other comprehensive income	7,588	111,450
Additional paid-in capital	244,366,603	243,825,057
Accumulated deficit	(240,192,894)	(227,296,216)

Total stockholders’ equity	17,843,920	30,426,302

Total liabilities and stockholders’ equity	$23,929,150	$36,232,955

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
License fees and milestones	$37,500	$412,500	$112,500	$1,237,500
Collaborative research and development	250,000	375,000	750,000	1,125,000

Total revenue	287,500	787,500	862,500	2,362,500
Operating expense:
Research and development	3,945,464	3,468,184	11,123,072	8,982,333
General and administrative	831,264	1,519,205	2,840,108	4,083,112

Total operating expense	4,776,728	4,987,389	13,963,180	13,065,445

Loss from operations	(4,489,228)	(4,199,889)	(13,100,680)	(10,702,945)
Other income, net	1,562	5,077	39,634	19,557
Interest income, net	15,929	239,280	164,368	1,071,182

Net loss	$(4,471,737)	$(3,955,532)	$(12,896,678)	$(9,612,206)

Basic and diluted net loss per share	$(0.10)	$(0.09)	$(0.30)	$(0.22)

Weighted average shares used to compute basic and diluted net loss per share	43,545,057	43,273,487	43,499,678	42,992,372

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(12,896,678)	$(9,612,206)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	(129,251)
Depreciation and amortization	635,547	737,491
Share-based compensation	413,123	1,252,338
Gain on sale of equipment	(39,890)	(24,439)
Amortization of investment premium or discount	16,811	(555,607)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(418,538)	343,777
Accounts receivable	29,115	(147,671)
Accounts payable and other liabilities	57,442	27,690
Accrued expenses	617,740	(4,678,317)
Deferred revenue	(112,500)	12,500

Net cash used in operating activities	(11,697,828)	(12,773,695)

Cash flows from investing activities:
Purchases of property and equipment	(4,981)	(464,281)
Proceeds from sale of property and equipment	39,890	30,230
Purchases of investments	(15,277,699)	(33,757,870)
Proceeds from maturities and sales of investments	23,890,000	45,250,077
Cash paid in connection with acquisition	—	(151,748)

Net cash provided by investing activities	8,647,210	10,906,408

Cash flows from financing activities:
Proceeds from capital lease financing	—	368,121
Payments on promissory notes and capital leases	(284,105)	(795,388)
Repurchase of common stock	(3,213)	(130,583)
Proceeds from the issuance of common stock	8,248	13,301

Net cash used in financing activities	(279,070)	(544,549)

Decrease in cash and cash equivalents	(3,329,688)	(2,411,836)
Cash and cash equivalents at beginning of period	11,507,137	14,178,143

Cash and cash equivalents at end of period	$8,177,449	$11,766,307

Supplemental cash flow information:
Interest paid	$50,954	$44,514
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
2. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008.
The Company evaluated all events or transactions that occurred after the balance sheet date of September 30, 2009 through November 13, 2009, the date it issued these financial statements.
The Company’s significant accounting policies have not changed since December 31, 2008, except as outlined below:
In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC became the single official source of authoritative U.S. generally accepted accounting principles recognized by FASB, other than guidance issued by the Securities and Exchange Commission. The adoption of the ASC did not impact the Company’s financial position or results of operations. However, the adoption of the ASC changed the Company’s references to GAAP in its consolidated financial statements.
In September 2009, the FASB amended the guidance for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). This amendment permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in Financial Services-Investment Companies as of the reporting entity’s measurement date. This amendment also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This amendment will be effective for the Company beginning October 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; and allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. This amendment is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the impact of this accounting amendment on our consolidated financial statements.
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
The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss available for common stockholders	$(4,471,737)	$(3,955,532)	$(12,896,678)	$(9,612,206)

Weighted average common shares outstanding used to compute basic earnings per share	43,545,057	43,273,487	43,499,678	42,992,372
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—

Shares used to compute diluted earnings per share	43,545,057	43,273,487	43,499,678	42,992,372

Basic net loss per share	$(0.10)	$(0.09)	$(0.30)	$(0.22)

Diluted loss per share	$(0.10)	$(0.09)	$(0.30)	$(0.22)

Number of antidilutive stock options excluded from computation	4,631,736	4,966,762	4,631,736	4,966,762

Number of antidilutive warrants excluded from computation	8,000,597	8,557,288	8,000,597	8,557,288

4. Stockholders’ Equity
Common Stock . In June 2009, the Company’s stockholders approved an amendment to the Company’s Eighth Amended and Restated Certificate of Incorporation to increase the Company’s authorized common stock, $0.001 par value per share, from 75,000,000 shares to 150,000,000 shares.
Common Stock Warrants. For the nine months ended September 30, 2009, a total of 22,266 warrants expired with a weighted average exercise price of $9.26. The total Black-Scholes value of those warrants was $123,554, and such amount was reclassified from warrants to additional paid-in capital. As of September 30, 2009, and 2008, there were 8,000,597 and 8,557,288 warrants outstanding, respectively. The weighted average exercise price as of September 30, 2009 and 2008 was $2.85 and $3.57, respectively. As of September 30, 2009, all of the outstanding warrants are exercisable and expire from November 10, 2009 to September 26, 2018.

5. Share-Based Award Plans
For the three months ended September 30, 2009 and 2008, the Company recorded share-based compensation expense related to grants from the 2004 Stock Incentive Plan of $112,806 and $396,685, respectively, or $0.00 and $0.01 basic and fully diluted per share. For the nine months ended September 30, 2009 and 2008, the Company recorded share-based compensation expense related to grants from this plan of $413,123 and $1,252,338, respectively, or $0.01 and $0.03 basic and fully diluted per share. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three and nine months ended September 30, 2009 and 2008.
Stock Options
The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average risk-free interest rate	—	3.12%	1.87%	2.72%
Dividend yield	—	—	—	—
Expected weighted average volatility	—	.67	.69	.68
Expected weighted average life of options (years)	—	4.0	4.0	4.0
Weighted average fair value of options granted	—	$0.33	$0.17	$0.43
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

		Weighted Average	Weighted-Average	Aggregate Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Stock Options	Per Option	Term	($000)

Balance at December 31, 2008	4,820,459	$2.33
Granted	70,500	0.32
Exercised	—	—
Forfeited or expired	(259,223)	3.28

Balance at September 30, 2009	4,631,736	$2.25	5.5	$132

The weighted-average fair value of stock options granted during the nine month period ended September 30, 2009 was $0.17. As of September 30, 2009 there was $855,646 of unrecognized share-based compensation expense related to unvested stock option awards, not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 1.9 years.
6. Comprehensive Loss
The components of comprehensive loss for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(4,471,737)	$(3,955,532)	$(12,896,678)	$(9,612,206)
Change in net unrealized losses on investments	$(14,422)	$(40,129)	$(103,862)	$(140,257)

Comprehensive loss	$(4,486,159)	$(3,995,661)	$(13,000,540)	$(9,752,463)

7. Fair Value Measurements
In accordance with the Fair Value Measurements and Disclosures Codification Topic, a fair value hierarchy is established which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The Codification describes three levels of inputs that may be used to measure fair value:

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
The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2009, by level within the fair value hierarchy. As required by the Fair Value Measurements and Disclosures Codification Topic, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
September 30, 2009	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$7,066,198	$5,559,485	$1,506,713	$—
Short-term investments available-for-sale	12,901,906	251,865	12,650,041	—

Total	$19,968,104	$5,811,350	$14,156,754	$—

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
The Company has had no realized gains or losses from the sale of investments for the nine months ended September 30, 2009. The following table shows the unrealized gains and losses and fair values for those investments as of September 30, 2009 and December 31, 2008 aggregated by major security type:

		Unrealized	Unrealized
September 30, 2009	At Cost	Gains	(Losses)	At Fair Value
Certificates of deposit and money market funds	$5,559,485	$—	$—	$5,559,485
Debt securities of U.S. government agencies	14,149,456	10,010	(2,712)	14,156,754
US Treasury securities	251,575	290	—	251,865

Total	$19,960,516	$10,300	$(2,712)	$19,968,104

		Unrealized	Unrealized
December 31, 2008	At Cost	Gains	(Losses)	At Fair Value
Certificates of deposit and money market funds	$11,603,992	$—	$(386)	$11,603,606
Commercial paper	845,999	1,551	—	847,550
Corporate debt notes	9,122,672	30,488	(8,117)	9,145,043
Debt securities of U.S. government agencies	10,458,387	88,584	(791)	10,546,180
US Treasury securities	754,641	157	(36)	754,762

Total	$32,785,691	$120,780	$(9,330)	$32,897,141

As of September 30, 2009, the Company had investments in an unrealized loss position. The Company has determined that the unrealized losses on these investments at September 30, 2009 are temporary in nature and expects the security to mature at its stated maturity principal.
All available-for-sale securities held at September 30, 2009 will mature within one year.
8. Notes Payable
Notes Payable. On August 3, 2009, the Company entered into a second amendment to its interest free loan agreement with a local development authority for laboratory-related leasehold improvements at the Company’s research and headquarters’ facility; whereas, the Company will make one payment of $78,125 on January 1, 2010 and then make eight quarterly installments of $60,764 beginning January 1, 2011 with a final payment $60,763 payable on January 1, 2013. As of September 30, 2009 and December 31, 2008, $625,000 and $703,125 were outstanding under this note payable, respectively.
Future minimum payments due under notes payable as of September 30, 2009 are as follows:

Year Ending December 31,
2009	$—
2010	78,125
2011	243,056
2012	243,056
2013	60,763

Total future payments	$625,000

9. Subsequent Event
On October 23, 2009, the Company entered into Stock and Warrant Purchase Agreements with certain new and existing institutional investors through a private placement financing (“Private Placement”), pursuant to which the Company agreed to sell, at a price of $1.28 per share (reflecting the consolidated closing bid price of one share of common stock on the Nasdaq Capital Market on October 23, 2009 plus $0.06 reflecting the purchase price of one warrant), an aggregate of 17,968,747 shares of its common stock and warrants to purchase 8,085,932 shares of its common stock at an exercise price of $1.46 per share. The warrants are immediately exercisable and expire on October 28, 2013. The sale and issuance of shares and warrants was completed on October 28, 2009 with the Company raising gross proceeds of approximately $23 million. The Company intends to use the proceeds for research and development, working capital and general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	The anticipated completion of the FV-100 Phase II trial in shingles patients around the middle of next year;

•	our plans and timing to file an investigational new drug application for INX-189 and initiate clinical trials in the first half of 2010;

•	the number of months that our current cash, cash equivalents and short-term investments will allow us to operate;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

•	potential future revenue from collaborative research agreements, partnerships, license agreements, product related revenue or materials transfer agreements;

•	our product candidates may have the potential to address a number of current therapeutic limitations, such as inadequate potency, diminishing efficacy due to the emergence of drug-resistant viruses, toxic or adverse side effects, complex dosing schedules, and inconvenient routes of administration and other unmet needs in their intended indications; and

•	anticipated future and increased net losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: not obtaining regulatory approval on a timely basis, or at all, to advance the development of an HCV clinical candidate into clinical trials; either we, the FDA, or an investigational review board suspending or terminating the clinical development of FV-100 for lack of safety, manufacturing issues or other clinical reasons; FV-100 not demonstrating sufficient efficacy in reducing the incidence and severity of shingles-related symptoms, including acute pain and PHN, to be clinically relevant or commercially viable; the results of ongoing or future preclinical studies of INX-189 not supporting its further development; Wyeth not terminating our license and collaborative research agreements; our maintaining sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently and through the regulatory process; our ongoing or future preclinical studies or clinical trials not demonstrating an appropriate safety and/or efficacy profile of our product candidates; our ability to secure and use third-party clinical and preclinical research and data management organizations and manufacturers not fulfilling their contractual obligations or otherwise performing satisfactorily in the future; manufacturing and maintaining sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; failure to obtain regulatory approval to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringing on the intellectual property rights of others; our collaborators failing to fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” section herein) and risk factors described in or referred to in greater detail in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2008 and in the “Risk Factors” section of our Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and which been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

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
Our lead product candidate, FV-100, is an orally available nucleoside analogue prodrug being developed for the treatment of shingles (herpes zoster), which is caused by varicella zoster virus, (“VZV”). We initiated a Phase II clinical trial of FV-100 in May 2009. Our preclinical pipeline includes INX-189, the lead compound from our series of nucleotide polymerase inhibitors, which we refer to as protides, which we are developing to treat infections caused by HCV, and we have also licensed to Wyeth the rights to use certain intellectual property for its use in the development of staphylococcal vaccines.
We foresee completing our Phase II clinical trial of FV-100 around the middle 2010. We are also engaged in various preclinical Good Laboratory Practice (“GLP”) studies with respect to INX-189. Subject to the successful completion of our GLP studies, we plan on filing an investigational new drug application, (“IND”) for INX-189 and initiate clinical trials in the first half of 2010.
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
Recent Developments
FV-100- In November 2009, the Company reported that it had approximately 60 sites initiated and qualified to enroll patients in its Phase II clinical trial to evaluate the safety and biologic activity of FV-100 for the treatment of shingles.
INX -189 — In November 2009, the Company reported that during the third quarter, it advanced INX-189, its lead HCV protide polymerase inhibitor, into formal GLP studies based upon the results of extensive preclinical in vitro and in vivo studies.
NASDAQ Listing Transfer — In October 2009, the Company received written notification from The Nasdaq Stock Market (“Nasdaq”) stating that the closing bid price of the Company’s common stock had been at or above $1.00 per share for 10 consecutive business days, and therefore the Company had regained compliance with Nasdaq’s Listing Rule 5550(a)(2) and its delisting matter was closed.
Private Placement Financing — In October 2009, the Company completed a previously announced private placement of common stock and warrants with a group of new and existing institutional investors, raising gross proceeds of approximately $23 million. In connection with the private placement, the Company expects to file a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares of common stock and the shares of common stock issuable upon the exercise of the warrants issued pursuant to the private placement financing.
Presentation at AASLD Meeting — In November 2009, the Company presented preclinical pharmacokinetic data on INX-189 in a poster at the 60th Annual Meeting of the American Association for the Study of Liver Diseases (“AASLD”) in Boston, MA. A copy of the poster presentation is available on the Company’s website at www.inhibitex.com.

Critical Accounting Policies
Management’s Discussion and Analysis of Results of Operations discusses our financial statements, which (except to the extent described in the Notes thereto) have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that we believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require significant judgment and estimates:
•	Revenue Recognition

•	Accrued Expenses
There has been no change in these critical accounting policies used to create the underlying accounting assumptions and estimates used in 2009.
In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC became the single official source of authoritative U.S. generally accepted accounting principles recognized by FASB, other than guidance issued by the Securities and Exchange Commission. The adoption of the ASC did not impact the Company’s financial position or results of operations. However, the adoption of the ASC changed the Company’s references to GAAP in its consolidated financial statements.
In September 2009, the FASB amended the guidance for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). This amendment permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in Financial Services-Investment Companies as of the reporting entity’s measurement date. This amendment also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This amendment will be effective for the Company beginning October 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
In October 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; and allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. This amendment is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the impact of this accounting amendment on our consolidated financial statements.
Results of Operations
Three Months Ended September 30, 2009 and 2008
Summary. We reported a net loss of $4.5 million for the three months ended September 30, 2009, as compared to a net loss of $4.0 million in the same quarter in 2008. Basic and diluted net loss per share was $0.10 for the three months ended September 30, 2009, as compared to basic and diluted net loss of $0.09 for the same quarter in 2008. The increase in net loss and net loss per share in the third quarter of 2009 was the result of higher research and development expense, lower revenue from collaborative license and development agreements and a decrease in net interest income, offset in part by a reduction in general and administrative expense. We expect to incur losses for the foreseeable future as we intend to continue to support the development of our antiviral programs.
Revenue. Revenue decreased to $0.3 million for the three months ended September 30, 2009 from $0.8 million in the same quarter in 2008. This decrease of $0.5 million, or 63%, was the result of certain upfront license fees received by the Company in 2007 and 2008 being fully amortized to revenue as of the end of 2008 and to a lesser extent, lower periodic research-associated support fees received by the Company.

Research and Development Expense. Research and development expense increased to $3.9 million during the three months ended September 30, 2009 from $3.5 million in the same quarter in 2008. The following table summarizes the components of our research and development expense for the three months ended September 30, 2009 and 2008.

	September 30,
	2009	2008
	(In millions)
Direct clinical, preclinical and manufacturing-related expenses	$2.0	$1.5
Salaries, benefits and share-based compensation expense	1.0	0.9
License fees, patent-related legal fees and other expense	0.4	0.5
Depreciation and facility related expenses	0.5	0.6

Total research and development expense	$3.9	$3.5

Direct clinical, preclinical and manufacturing costs increased due to a $0.7 million increase in expenses for our HCV program for preclinical studies and material, offset by $0.2 million decrease in other program costs. Salaries, benefits and share-based compensation expense increased slightly due to increase in personnel and benefit costs. License fees, patent-related legal fees and other expenses decreased slightly due to reduced spending. Depreciation and facility related expenses decreased slightly due to a reduction in our facility costs as a result of partially subleasing our facility in 2008.
General and Administrative Expense. General and administrative expense decreased to $0.8 million for the three months ended September 30, 2009 from $1.5 million in the same quarter in 2008. The following table summarizes the components of our general and administrative expense for the three months ended September 30, 2009 and 2008.

	September 30,
	2009	2008
	(In millions)
Salaries, benefits and share-based compensation expense	$0.4	$0.6
Professional and legal fees	0.2	0.2
Other expenses	0.2	0.3
Depreciation and facility related expenses	—	0.4

Total general and administrative expense	$0.8	$1.5

Salaries, benefits and share-based compensation expense decreased primarily due to a decrease in share-based compensation expense. Other expenses decreased slightly due to lower insurance premiums and a decrease in various other expenses. Depreciation and facility related expenses decreased primarily due to a $0.3 million loss on rent accrual in 2008 and a reduction in our facility costs as a result of partially subleasing our facility in 2008.
Nine Months Ended September 30, 2009 and 2008
Summary. We reported a net loss of $12.9 million for the nine months ended September 30, 2009, as compared to a net loss of $9.6 million for the same period in 2008. Basic and diluted net loss per share was $0.30 for the nine months ended September 30, 2009, as compared to basic and diluted net loss of $0.22 per share for the same period in 2008. The increase in net loss and net loss per share for the nine months ended September 30, 2009, as compared to the same period of 2008, was the result of an increase in research and development expense, a decrease in revenue from collaborative license and development agreements and lower net interest income, offset in part by a reduction in general and administrative expense. We expect to incur losses for the foreseeable future as we intend to continue to support the development of our antiviral programs.
Revenue. Revenue decreased to $0.9 million for the nine months ended September 30, 2009 from $2.4 million for the same period in 2008. This decrease of $1.5 million, or 63%, was the result of certain upfront license fees received by the Company in 2007 and 2008 being fully amortized to revenue as of the end of 2008 and to a lesser extent, lower periodic research-associated support fees received by the Company.

Research and Development Expense. Research and development expense increased to $11.1 million during the nine months ended September 30, 2009, from $9.0 million for the same period in 2008. The following table summarizes the components of our research and development expense for the nine months ended September 30, 2009 and 2008.

	September 30,
	2009	2008
	(In millions)
Direct clinical, preclinical and manufacturing-related expenses	$5.0	$2.4
Salaries, benefits and share-based compensation expense	3.0	3.1
License fees, patent-related legal fees and other expenses	1.7	1.8
Depreciation and facility related expenses	1.4	1.7

Total research and development expense	$11.1	$9.0

Direct clinical, preclinical and manufacturing costs increased due to a $1.1 million increase in expenses for our HCV program for preclinical studies and material, a $0.6 million increase in expenses related to our Phase I and Phase II trials for FV-100, and a $1.4 million reduction in expense resulting from a favorable settlement of a prior arbitration award against us in the second quarter of 2008, offset in part by $0.5 million reduction in expenses for other programs. Salaries, benefits, and share-based compensation decreased primarily due to lower share-based compensation expenses and lower recruiting and relocation fees. License fees, patent-related legal fees and other expenses decreased slightly due to reduced spending. Depreciation and facility related expenses decreased primarily due to a reduction in our facility costs as a result of partially subleasing our facility in 2008.
General and Administrative Expense. General and administrative expense decreased to $2.8 million during the nine months ended September 30, 2009, from $4.1 million for the same period in 2008. The following table summarizes the components of our general and administrative expense for the nine months ended September 30, 2009 and 2008.

	September 30,
	2009	2008
	(In millions)
Salaries, benefits and share-based compensation expense	$1.2	$1.8
Professional and legal fees	0.8	0.9
Other expenses	0.7	0.9
Depreciation and facility-related expenses	0.1	0.5

Total general and administrative expense	$2.8	$4.1

Salaries, benefits and share-based compensation expense decreased primarily due to a decrease in share-based compensation expense. Professional and legal fees decreased due to lower legal expenses. Other expenses decreased slightly due to lower insurance premiums and a decrease in various other expenses. Depreciation and facility related expenses decreased primarily due to a $0.3 million loss on rent accrual in 2008 and a reduction in our facility costs as a result of partially subleasing our facility in 2008.
Liquidity and Capital Resources
For the nine months ended September 30, 2009, cash, cash equivalents and short-term investments decreased by $12.0 million, from $33.1 million to $21.1 million. This decrease was primarily the result of net cash used for operating activities and to a lesser extent, the repayment of capital lease obligations and notes payable.
Net cash used for operating activities was $11.7 million for the nine months ended September 30, 2009, reflecting our net loss for the period of $12.9 million, which was offset by a net increase in operating liabilities over operating assets of $0.2 million and non-cash charges of $1.0 million. Our net loss resulted largely from the cost of funding our clinical trials, preclinical studies, other research and development activities, and general and administrative expenses, offset in part by the amortization of deferred revenue from our license and collaboration agreements and net interest income. The net increase in operating liabilities over operating assets reflects a $0.6 million increase in accrued expenses and a $0.1 million increase in accounts payable, offset by a $0.4 million increase in prepaid expenses and other assets and a $0.1 million decrease in deferred revenue.

Net cash provided from investing activities during the nine months ended September 30, 2009 was $8.7 million, which consisted of net proceeds from our short-term investments.
Net cash used in financing activities during the nine months ended September 30, 2009 was $0.3 million, which consisted of scheduled capital leases and notes payable.
At September 30, 2009, our cash, cash equivalents, and short-term investments totaled $21.1 million and our investments had a planned average maturity of less than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of U.S. agency securities, U.S. Treasury securities, commercial paper issued under government liquidity programs, and money market accounts.
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
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the development of FV-100 and INX-189 on our planned timelines, we believe that our existing cash, cash equivalents and short-term investments of $21.1 million as of September 30, 2009, including planned future proceeds from our existing licensing and collaboration agreements and our completed private placement in October 2009 that raised $23 million in gross proceeds, will enable us to operate for a period of 24 months from date of this filing. Our estimate assumes that we complete the FV-100 Phase II around the middle of next year as planned, and file an IND for INX-189 and initiate clinical trials, for our lead HCV nucleotide polymerase inhibitor, in the first half of 2010. This estimate does not include any costs for the further development of any other additional programs, any significant strategic or financing transaction, or a change in our strategy or operating plans.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 24 months, or possibly sooner in the event our existing cash, cash equivalents and investments are not sufficient to fund our operations for a period of 24 months because, among other reasons, we enter into other transactions or change our strategy or operating plans, we will need to secure additional funding. Such funding could be raised through the sale of additional common stock or other equity securities, as well as through proceeds from licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms in the future, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us, we may need to obtain funds through license agreements or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms, and there is no assurance that any license agreements or collaborative or partner arrangements will be available to us at all. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business. Further, failure to obtain adequate capital on a timely basis may result in our independent registered public accountant issuing a going concern qualification in the future.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A.	RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our ability to continue to operate our business, our financial condition, or our ability to raise additional capital in the future, or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 have not materially changed, except as set forth below.
Risks Relating to our Development of our Product Candidates
All of our product candidates are in the early stages of development and their commercial viability remains subject to future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in these activities. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.
In the near-term, failure to successfully advance the development of one or more of our product candidates may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed or sold any product candidates. The success of our business depends primarily upon our ability to successfully advance the development of our product candidates through preclinical and clinical studies, have these candidates approved for sale by the U.S. Food and drug Administration, or FDA, or regulatory authorities in other countries, and ultimately, have our product candidates successfully commercialized by us or a strategic collaborator. In May 2009, we initiated a Phase II trial for FV-100 and anticipate completing this trial around the middle of 2010. Further, we currently plan on filing an investigational new drug application, or IND, for INX-189 in the first half of 2010 and initiate clinical trials. We cannot assure you that the results of ongoing preclinical studies or clinical trials and will support or justify the continued development of one or both of these product candidates.
Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing, preclinical studies and clinical trials, and obtain regulatory approval of our product candidates. Despite our efforts, our product candidates may not:
•	offer therapeutic or other benefits over existing comparable drugs or other drug candidates in development;

•	be proven to be safe and effective in clinical trials;

•	have the desired effects (or may include undesirable or unexpected effects);

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized by us or by collaborators.
Even if we achieve success in preclinical studies and early-stage clinical trials, there can be no assurance that later- stage clinical trials will be successful and continue to support the development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant setbacks and failure in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results we may obtain in later-stage trials.
Our product candidates will require significant additional research and development efforts, the commitment of substantial financial resources, and regulatory approvals prior to advancing into further clinical development or being commercialized by us or collaborators. We cannot be certain that any of our product candidates will successfully progress through the drug development process or will result in clinically or commercially viable products. We do not expect any of our product candidates to be commercialized by us or collaborators for at least several years. If we are unable to successfully develop our product candidates, our business will be materially harmed.

In order to develop our product candidates and support our operations beyond the next 24 months from the date of this filing, we expect that we will need to raise additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our business and business prospects, and the price of our common stock could suffer a decline in value.
We anticipate that our existing cash and cash equivalents and short-term investments from the date of this filing, together with proceeds we expect to receive from our existing license and collaboration agreement and the recent completed private placement in October 2009 will enable us to operate for a period of at least 24 months. We have no other committed sources of additional capital at this time. We cannot assure you that funds will be available to us in the future on acceptable terms, if at all. If adequate funds are not available to us at all or, on terms that we find acceptable we may be required to delay, reduce the scope of, or eliminate research and development efforts or clinical trials on any or all of our product candidates. We may also be forced to curtail, restructure, sell, or merge our operations, or obtain funds by entering into arrangements with licensees, collaborators or partners on unattractive terms, or sell or relinquish rights to certain technologies, product candidates or our intellectual property that we would not otherwise sell or relinquish in order to continue operations or the development of our product candidates, assuming any such arrangements are available at all.
The timing and extent of our future financing needs will depend on many factors, some of which are very difficult to predict and others that are beyond our control, including:
•	our development plans for our product candidates, including any changes in our strategy;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials;

•	the variability, timing and costs associated with conducting preclinical studies;

•	the cost of manufacturing preclinical and clinical trial materials for our product candidates;

•	the cost to obtain and the timing of regulatory approvals required to advance the development of our product candidates;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	future payments we may receive or make under existing or future license or collaboration agreements, if any;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

ITEM 6.	EXHIBITS
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description

10.55	Second Amendment to Loan Agreement, dated August 3, 2009, by and between the Development Authority of Fulton County and Inhibitex, Inc.

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

Date: November 13, 2009	INHIBITEX, INC

/s/ Russell H. Plumb

Russell H. Plumb
President, Chief Executive Officer,
Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.55	Second Amendment to Loan Agreement, dated August 3, 2009, by and between the Development Authority of Fulton County and Inhibitex, Inc.

31.1
Section 302 Certification of the Chief Executive Officer and Chief Financial Officer as Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer