Form 10-Q
period 2010-03-31
INHIBITEX, INC.
filed 2010-05-13
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2010, 61,720,261 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$8,557,326	$11,290,332
Short-term investments	25,515,213	26,625,496
Prepaid expenses and other current assets	852,235	831,196
Accounts receivable	126,985	61,062

Total current assets	35,051,759	38,808,086
Property and equipment, net	1,502,332	1,621,392
Other assets	37,606	40,290

Total assets	$36,591,697	$40,469,768

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,373,157	$1,590,804
Accrued expenses	1,741,496	1,537,637
Current portion of notes payable	60,764	78,125
Current portion of capital lease obligations	212,902	207,100
Current portion of deferred revenue	191,667	191,667
Other current liabilities	227,386	202,531

Total current liabilities	4,807,372	3,807,864
Long-term liabilities:
Notes payable, net of current portion	486,111	546,875
Capital lease obligations, net of current portion	125,335	180,792
Deferred revenue, net of current portion	50,000	87,500
Other liabilities, net of current portion	1,043,347	1,096,629

Total long-term liabilities	1,704,793	1,911,796

Total liabilities	6,512,165	5,719,660
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2010 and December 31, 2009; none issued and outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized at March 31, 2010 and December 31, 2009, respectively; 61,562,606 and 61,559,782 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	61,563	61,560
Warrants	12,133,216	12,133,216
Accumulated other comprehensive income (loss)	(5,490)	8,977
Additional paid-in capital	267,569,613	267,432,572
Accumulated deficit	(249,679,370)	(244,886,217)

Total stockholders’ equity	30,079,532	34,750,108

Total liabilities and stockholders’ equity	$36,591,697	$40,469,768

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
License fees and milestones	$749,167	$37,500
Collaborative research and development	250,000	250,000

Total revenue	999,167	287,500
Operating expense:
Research and development	4,789,615	3,497,060
General and administrative	1,024,041	1,071,490

Total operating expense	5,813,656	4,568,550

Loss from operations	(4,814,489)	(4,281,050)
Other income (loss), net	3,520	(8,151)
Interest income, net	17,816	93,518

Net loss	$(4,793,153)	$(4,195,683)

Basic and diluted net loss per share	$(0.08)	(0.10)

Weighted average shares used to compute basic and diluted net loss per share	61,561,030	43,427,976

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(4,793,153)	$(4,195,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161,908	191,633
Share-based compensation	134,835	178,374
Amortization of investment premium or discount	158,154	(25,442)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(18,355)	63,409
Accounts receivable	(65,923)	(48,966)
Accounts payable and other liabilities	753,926	366,914
Accrued expenses	203,859	29,594
Deferred revenue	(37,500)	(287,500)

Net cash used in operating activities	(3,502,249)	(3,727,667)

Cash flows from investing activities:
Purchases of property and equipment	(42,848)	—
Purchases of investments	(2,312,338)	(7,648,611)
Proceeds from maturities	3,250,000	8,550,000

Net cash provided by investing activities	894,814	901,389

Cash flows from financing activities:
Payments on promissory notes and capital leases	(127,780)	(191,353)
Repurchase of common stock	—	(3,213)
Proceeds from the issuance of common stock	2,209	—

Net cash used in financing activities	(125,571)	(194,566)

Decrease in cash and cash equivalents	(2,733,006)	(3,020,844)
Cash and cash equivalents at beginning of period	11,290,332	11,507,137

Cash and cash equivalents at end of period	$8,557,326	$8,486,293

Supplemental cash flow information:
Interest paid	$10,960	$19,655
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
The Company is currently focused on developing small molecule antiviral compounds, and in particular, orally-available therapies to treat herpes zoster, also referred to as shingles and chronic infections caused by hepatitis C virus (“HCV”). Currently available antiviral therapies have a number of limitations that may include inadequate potency, significant adverse side effects, complex dosing schedules, inconvenient methods of administration, and diminishing efficacy due to the emergence of drug-resistant viruses. The Company believes that its antiviral drug candidates have the potential to address a number of these limitations as well as unmet clinical needs in their respective intended indications. In addition to the Company’s internally-driven antiviral programs, it has also licensed the rights to certain intellectual property from its MSCRAMM protein platform to Pfizer, Inc. for the development of active vaccines to prevent staphylococcal infections.
The Company has not received regulatory approval for any of its product candidates, and the Company does not have any commercialization capabilities; therefore, it is possible that the Company may never successfully derive any significant revenues from any of its existing or future product candidates.
The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, proceeds from existing and/or potential future collaborations or partnerships; and proceeds of future equity and/or debt financings (if any). The Company’s ability to continue its operations is dependent, in the near-term, upon managing its cash resources, the successful development of its product candidates, entering into collaboration or partnership agreements, executing future financings and ultimately, upon the approval of its products for sale and achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company, or that the Company will ever generate significant revenue and become profitable.
2. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.
The Company’s significant accounting policies have not changed since December 31, 2009, except as outlined below:
Recent Accounting Pronouncements.
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
The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(4,793,153)	$(4,195,683)

Weighted average common shares outstanding used to compute basic and diluted earnings per share	61,561,030	43,427,976
Dilutive effect of:
Stock options	—	—
Warrants	—	—

Shares used to compute diluted earnings per share	61,561,030	43,427,976

Basic net loss per share	$(0.08)	$(0.10)

Diluted net loss per share	$(0.08)	$(0.10)

Number of antidilutive stock options excluded from computation	5,720,937	4,776,564
Number of antidilutive warrants excluded from computation	14,047,015	8,022,410
4. Comprehensive Loss
The components of comprehensive loss for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(4,793,153)	$(4,195,683)
Change in net unrealized losses on investments	(14,467)	(56,761)

Comprehensive loss	$(4,807,620)	$(4,252,444)

5. Fair Value Measurements
The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2010, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The majority of our short-term investments have been classified as Level 2, which have been initially valued at the transaction price and subsequently revalued, at the end of each reporting period, utilizing a third party pricing service. The pricing service utilizes industry standard valuation models and observable market inputs to determine value that include surveying the bond dealer community, obtaining benchmark quotes, incorporating relevant trade data, and updating spreads daily.
There have been no transfers of assets or liabilities between the fair value measurement classifications.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
March 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$6,988,742	$6,988,742	$—	$—
Short-term investments available-for-sale	25,515,213	252,217	25,262,996	—

Total	$32,503,955	$7,240,959	$25,262,996	$—

Cash equivalents consist of money market funds. Short-term investments consist of commercial paper, U.S. agency securities, U.S. Treasury securities and corporate debt notes classified as available-for-sale and have original maturities greater than 90 days, but less than 365 days from the date of acquisition.
The Company has had no realized gains or losses from the sale of investments for the three months ended March 31, 2010. The following table shows the unrealized gains and losses and fair values for those investments as of March 31, 2010 and December 31, 2009 aggregated by major security type:

		Unrealized	Unrealized
March 31, 2010	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$6,988,742	$—	$—	$6,988,742
Commercial paper	9,642,829	3,744	—	9,646,573
Corporate debt	11,362,975	—	(10,305)	11,352,670
Debt securities of U. S. government agencies	4,262,779	1,525	(551)	4,263,753
U. S. Treasury securities	252,120	97	—	252,217

Total	$32,509,445	$5,366	$(10,856)	$32,503,955

		Unrealized	Unrealized
December 31, 2009	At Cost	Gains	(Losses)	At Fair Value
Certificates of deposit and money market funds	$10,380,463	$—	$—	$10,380,463
Commercial paper	9,635,631	9,145	—	9,644,776
Corporate debt	9,183,702	956	(5,006)	9,179,652
Debt securities of U.S. government agencies	7,293,200	5,273	(1,428)	7,297,045
U.S. Treasury securities	503,986	103	(66)	504,023

Total	$36,996,982	$15,477	$(6,500)	$37,005,959

As of March 31, 2010, the Company had investments in an unrealized loss position. The Company has determined that the unrealized losses on these investments at March 31, 2010 are temporary in nature and expects the security to mature at its stated maturity principal. All available-for-sale securities held at March 31, 2010 will mature within one year.
6. Research and License Agreements
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
Pursuant to this agreement, the Company has received $7,500,000 in an upfront license fee and annual research support payments from Pfizer as of March 31, 2010. The Company is entitled to receive minimum research support payments of $1,000,000 per year until reaching a target sales threshold of any product developed under this agreement. The Company is also entitled to receive milestones upon the commencement of a Phase I trial, Phase II and Phase III clinical trials, the filing of a BLA, and FDA approval of a licensed product. If all such milestones are achieved relative to one licensed product, the Company would be entitled to receive a minimum of $10,000,000 in additional milestone payments from Pfizer. The maximum milestone payments the Company could receive with respect to all licensed products are $15,500,000. Finally, the Company is also entitled to royalties on net sales of licensed products manufactured, sold or distributed by Pfizer.
In January 2010, the Company announced that its licensee and collaborator, Pfizer, Inc., had initiated recruitment for a randomized, double-blind Phase I clinical trial to evaluate the safety, tolerability, and immunogenicity of three ascending dose levels of a 3-antigen Staphylococcus aureus (“S. aureus”) vaccine (SA3Ag) in 408 healthy adults. The vaccine contains an antigen originating from the Company’s proprietary MSCRAMM® protein platform. In January 2010, the Company earned a payment of $667,000 upon the achievement of this substantive milestone.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	The anticipated availability of top-line data from the ongoing FV-100 Phase II trial in shingles patients;
•	the number of escalating doses of INX-189 that may be evaluated in the Phase I single ascending dose study;
•	the number of months that our current cash, cash equivalents and short-term investments will allow us to operate;
•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;
•	our potential future revenue from collaborative research agreements, partnerships, license agreements, product related revenue or materials transfer agreements;
•	the potential of our product candidates to address a number of current therapeutic limitations, such as inadequate potency, diminishing efficacy due to the emergence of drug-resistant viruses, toxic or adverse side effects, complex dosing schedules, and inconvenient routes of administration and other unmet needs in their intended indications; and
•	anticipated future and increased net losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: that we, the FDA, or an investigational review board suspending or terminating the clinical development of FV-100 or INX-189 for lack of safety, manufacturing issues or other clinical reasons; FV-100 not demonstrating sufficient efficacy in reducing the incidence and severity of shingles-related symptoms, including acute pain and PHN, to be clinically relevant or commercially viable; the results of ongoing or future preclinical studies and clinical trials of INX-189 not supporting its further development; Pfizer not terminating our license and collaborative research agreements; our ability to maintain sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently and through the regulatory process; our ongoing or future preclinical studies or clinical trials not demonstrating an appropriate safety and/or efficacy profile of our product candidates; our ability to secure and use third-party clinical and preclinical research and data management organizations and third party manufacturers not fulfilling their contractual obligations or otherwise performing satisfactorily in the future; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our failure to obtain regulatory approval to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringing on the intellectual property rights of others; our collaborators failing to fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” section herein) and risk factors described in or referred to in greater detail in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2009. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and which been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Inhibitex® and MSCRAMM® are registered trademarks of Inhibitex, Inc.
The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company currently focused on developing small molecule antiviral compounds, and in particular, orally-available therapies to treat herpes zoster, also referred to as shingles, and chronic infections caused by hepatitis C virus (“HCV”). Currently available antiviral therapies have a number of limitations that may include inadequate potency, significant adverse side effects, complex dosing schedules, inconvenient methods of administration, and diminishing efficacy due to the emergence of drug-resistant viruses. We believe that our antiviral drug candidates have the potential to address a number of these limitations as well as unmet clinical needs in their respective intended indications. In addition to our internally-driven antiviral programs, we have also licensed the rights to certain intellectual property from our MSCRAMM protein platform to Pfizer for the development of active vaccines to prevent staphylococcal infections.
We have not received regulatory approval to sell or market any of our current or past product candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive any commercial revenues from any of our existing or future product candidates. We were incorporated in the state of Delaware in May 1994.
Recent Developments
FV-100 — In April 2010, the independent Data Safety Monitoring Board (“DSMB”) responsible for reviewing data from the our ongoing Phase II clinical trial of FV-100 met, as scheduled, after we had provided it with 30-day follow-up safety data on the first half of the patients that we plan to enroll in the trial. Based upon its review, the DSMB unanimously recommended that the trial should continue, as originally designed, without modification. We also reported that a prospectively described interim analysis of the primary efficacy was conducted by an independent statistician on the first half of the patients to be enrolled in the trial, and, as expected, the statistician recommended that the trial continue to completion as designed. In May 2010, we announced that approximately two-thirds of the planned enrollment in our Phase II trial of FV-100 has been completed and we continue to anticipate that top-line data from the completed trial will be available in the fourth quarter of 2010.
INX-189 — In January 2010, we announced we had completed the requisite Good Laboratory Practices (“GLP”) preclinical studies to support the filing of an investigational new drug application (“IND”) for INX-189. In May 2010, we announced that we have initiated a Phase I double-blind, placebo-controlled, single ascending dose study to evaluate the safety and pharmacokinetic activity of INX-189 in healthy volunteers under an IND that was filed earlier this year with the U.S. Food and Drug Administration (“FDA”). The study will evaluate up to six escalating doses of INX-189, ranging from 3 mg up to 200 mg once-per-day. Each dose cohort will include eight subjects, six of which will receive INX-189 and two that will receive placebo.
Staphylococcal Vaccine — In January 2010, we announced that our licensee and collaborator, Pfizer, Inc., had initiated recruitment for a randomized, double-blind Phase I clinical trial to evaluate the safety, tolerability, and immunogenicity of three ascending dose levels of a 3-antigen S. aureus vaccine (SA3Ag) in 408 healthy adults. The vaccine contains an antigen originating from our proprietary MSCRAMM® protein platform. Pfizer is responsible for all clinical development, manufacturing and marketing of the vaccine. In January, we earned a payment of $0.7 million upon the achievement of this milestone and are eligible to receive future regulatory milestones, as well as royalties on any future net sales.
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

We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that we believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require significant judgment and estimates:
•	Use of Estimates

•	Revenue Recognition

•	Accrued Expenses
There has been no change in these critical accounting policies used to create the underlying accounting assumptions and estimates used in 2010.
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
Results of Operations
Three Months Ended March 31, 2010 and 2009
Summary. We reported a net loss of $4.8 million for the three months ended March 31, 2010, as compared to a net loss of $4.2 million in the same quarter of 2009. Basic and diluted net loss per share was $0.08 for the three months ended March 31, 2010, as compared to basic and diluted net loss of $0.10 for the same quarter of 2009. The increase in net loss in the first quarter of 2010 was the result of higher research and development expense and lower net interest income, offset in part by higher revenues from a collaborative license and development agreement and a slight reduction in general and administrative expense. We expect to incur losses for the foreseeable future as we intend to continue to support the development of our antiviral programs.
Revenue. Revenue increased to $1.0 million for the three months ended March 31, 2010 from $0.3 million in the same quarter in 2009. This increase of $0.7 million was the result of a milestone payment earned by the Company in January 2010.
Research and Development Expense. Research and development expense increased to $4.8 million during the three months ended March 31, 2010 from $3.5 million in the same quarter of 2009. The following table summarizes the components of our research and development expense for the three months ended March 31, 2010 and 2009.

	March 31,
	2010	2009
	(In millions)
Direct clinical, preclinical and manufacturing-related expenses	$2.6	$1.5
Salaries, benefits and share-based compensation expense	1.0	0.9
License fees, patent-related legal fees and other expense	0.7	0.6
Depreciation and facility related expenses	0.5	0.5

Total research and development expense	$4.8	$3.5

Direct clinical, preclinical and manufacturing costs increased by $1.1 million primarily due to an increase in preclinical and manufacturing expenses for INX-189 and to a lesser extent preclinical studies, manufacturing material and research expenses for our other HCV protide compounds. Salaries, benefits and share-based compensation expense increased slightly due to increase in personnel and benefit costs. License fees, patent-related legal fees and other expenses increased due to a milestone payment we incurred for INX-189.

General and Administrative Expense. General and administrative expense decreased to $1.0 million for the three months ended March 31, 2010 from $1.1 million in the same quarter of 2009. The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2010 and 2009.

	March 31,
	2010	2009
	(In millions)
Salaries, benefits and share-based compensation expense	$0.4	$0.5
Professional and legal fees	0.3	0.3
Other expenses	0.3	0.3

Total general and administrative expense	$1.0	$1.1

Salaries, benefits and share-based compensation expense decreased primarily due to a decrease in share-based compensation expense.
Liquidity and Capital Resources
For the three months ended March 31, 2010, cash, cash equivalents and short-term investments decreased by $3.8 million, from $37.9 million to $34.1 million. This decrease was primarily the result of net cash used for operating activities and to a lesser extent, the repayment of capital lease obligations and notes payable.
Net cash used for operating activities was $3.5 million for the three months ended March 31, 2010, which reflected our net loss for the period of $4.8 million, offset by a net increase in operating liabilities over operating assets of $0.8 million and non-cash charges of $0.5 million. Our net loss resulted largely from the funding of our clinical trials, preclinical studies, other research and development activities, and general and administrative expenses, offset in part by the amortization of deferred revenue from our license and collaboration agreements and net interest income. The net increase in operating liabilities over operating assets reflects a $0.7 million increase in accounts payable and other liabilities and a $0.2 million increase in accrued expenses, offset by a $0.1 million increase in accounts receivable.
Net cash provided from investing activities during the three months ended March 31, 2010 was $0.9 million, which consisted of net proceeds from our short-term investments.
Net cash used in financing activities during the three months ended March 31, 2010 was $0.1 million, which consisted of scheduled payments on capital leases and notes payable.
At March 31, 2010, our cash, cash equivalents, and short-term investments totaled $34.1 million and our investments had a planned average maturity of less than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of U.S. agency securities, U.S. Treasury securities, commercial paper, corporate debt notes and money market accounts.
Our future funding requirements are difficult to determine and will depend on a number of factors, including:
•	our development timelines and plans for our product candidates, including any changes in our strategy;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials:

•	the variability, timing and costs associated with conducting preclinical studies;

•	the cost of formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

•	whether we receive regulatory approval to advance the clinical development of our product candidates in a timely manner, if at all;

•	the cost to obtain regulatory approvals required to advance the development of our product candidates;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish in the future;

•	future payments we may receive or make under existing or future license or collaboration agreements, if any;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the development of our product candidates on our planned timelines, we believe that our existing cash, cash equivalents and short-term investments of $34.1 million as of March 31, 2010, together with the anticipated proceeds from our existing license and collaboration agreements, will enable us to operate for a period of at approximately 24 months as of March 31, 2010. Our estimate assumes that we complete the ongoing Phase II proof of concept clinical trial of FV-100 in 2010 and initiate and complete both a Phase Ia and Ib clinical trial of INX-189. This estimate does not include the direct costs associated with continuing the clinical development of FV-100 or INX-189 beyond these ongoing or planned clinical trials, or the impact of any other significant transaction or change in strategy or development plans in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A.	RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our ability to continue to operate our business, our financial condition, or our ability to raise additional capital in the future, or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, have not materially changed, except as set forth below.
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
In the near-term, failure to successfully advance the development of one or more of our product candidates may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed or sold any product candidates. The success of our business depends primarily upon our ability to successfully advance the development of our product candidates through preclinical studies and clinical trials, have these product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately, have our product candidates successfully commercialized by us or a strategic collaborator. We have initiated a Phase II trial for FV-100, a product candidate we are developing to treat shingles and anticipate having top-line data available in the fourth quarter of 2010. Further, we have also initiated a Phase I single ascending dose trial for INX-189, a nucleotide polymerase inhibitor we are developing to treat chronic hepatitis C infections. We cannot assure you that the results of ongoing planned preclinical studies or clinical trials will support or justify the continued development of one or both of these product candidates, or that we will receive approval from the FDA, or a similar regulatory authority in other countries, to the advance the development of our product candidates.
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
Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of later stage clinical trials will be favorable and continue to support the development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failure in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies or clinical trials involving our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of an IND application, the initiation or continuation of human clinical trials, or a new drug application or biologics license application to obtain regulatory approval from the FDA in the U.S. to market and sell the product.
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

In order to develop our product candidates and support our operations beyond 24 months, we expect that we will need to raise additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our business and business prospects.
We anticipate that our existing cash and cash equivalents and short-term investments on hand as of March 31, 2010, together with proceeds we expect to receive from our existing license and collaboration agreement will enable us to operate for at least 24 months. We have no other committed sources of additional capital at this time. This estimate assumes that we complete our ongoing Phase II proof of concept clinical trial of FV-100 in 2010 and complete both a Phase Ia and Ib clinical trial of INX-189. This estimate does not include the direct costs associated with continuing the clinical development of FV-100 or INX-189 beyond these ongoing or planned clinical trials, or the impact of any other significant transaction or change in strategy or development plans in the future. We cannot assure you that funds will be available to us in the future on acceptable terms, if at all. If adequate funds are not available to us at all, or on terms that we find acceptable, we may be required to delay, reduce the scope of, or eliminate research and development efforts on any or all of our product candidates. We may also be forced to curtail, restructure, sell, or merge our operations, or obtain funds by entering into arrangements with licensees, collaborators or partners on unattractive terms, or sell or relinquish rights to certain technologies, product candidates or our intellectual property that we would not otherwise sell or relinquish in order to continue operations or the development of our product candidates, assuming any such arrangements are available at all.
The timing and extent of our future financing needs will depend on many factors, some of which are very difficult to predict and others that may be beyond our control, including:
•	our development timelines and plans for our product candidates, including any changes in our strategy;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials:

•	the variability, timing and costs associated with conducting preclinical studies;

•	the cost of formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

•	whether we receive regulatory approval to advance the clinical development of our product candidates in a timely manner, if at all;

•	the cost to obtain regulatory approvals required to advance the development of our product candidates;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish in the future;

•	future payments we may receive or make under existing or future license or collaboration agreements, if any;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

ITEM 6.	EXHIBITS
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description

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

Date: May 13, 2010	INHIBITEX, INC.
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