Form 10-Q
period 2010-06-30
INHIBITEX, INC.
filed 2010-08-12
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2010, 62,135,924 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$6,907,451	$11,290,332
Short-term investments	22,390,181	26,625,496
Prepaid expenses and other current assets	678,726	831,196
Accounts receivable	67,857	61,062

Total current assets	30,044,215	38,808,086
Property and equipment, net	1,340,401	1,621,392
Other assets	35,683	40,290

Total assets	$31,420,299	$40,469,768

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,304,142	$1,590,804
Accrued expenses	1,418,515	1,537,637
Current portion of notes payable	121,528	78,125
Current portion of capital lease obligations	218,884	207,100
Current portion of deferred revenue	441,667	191,667
Other current liabilities	228,835	202,531

Total current liabilities	4,733,571	3,807,864
Long-term liabilities:
Notes payable, net of current portion	425,347	546,875
Capital lease obligations, net of current portion	68,313	180,792
Deferred revenue, net of current portion	12,500	87,500
Other liabilities, net of current portion	986,562	1,096,629

Total long-term liabilities	1,492,722	1,911,796

Total liabilities	6,226,293	5,719,660
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2010 and December 31, 2009; none issued and outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized at June 30, 2010 and December 31, 2009, respectively; 62,135,924 and 61,559,782 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	62,136	61,560
Warrants	11,631,670	12,133,216
Accumulated other comprehensive income (loss)	(1,683)	8,977
Additional paid-in capital	268,740,043	267,432,572
Accumulated deficit	(255,238,160)	(244,886,217)

Total stockholders’ equity	25,194,006	34,750,108

Total liabilities and stockholders’ equity	$31,420,299	$40,469,768

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
License fees and milestones	$37,500	$37,500	$786,667	$75,000
Collaborative research and development	250,000	250,000	500,000	500,000

Total revenue	287,500	287,500	1,286,667	575,000
Operating expense:
Research and development	4,915,899	3,680,548	9,705,514	7,177,608
General and administrative	958,834	937,354	1,982,875	2,008,844

Total operating expense	5,874,733	4,617,902	11,688,389	9,186,452

Loss from operations	(5,587,233)	(4,330,402)	(10,401,722)	(8,611,452)
Other income, net	12,194	46,223	15,714	38,072
Interest income, net	16,249	54,921	34,065	148,439

Net loss	$(5,558,790)	$(4,229,258)	$(10,351,943)	$(8,424,941)

Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.17)	$(0.19)

Weighted average shares used to compute basic and diluted net loss per share	61,835,222	43,524,715	61,698,884	43,476,613

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(10,351,943)	$(8,424,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323,839	379,900
Share-based compensation	276,354	300,317
Gain on sale of equipment	—	(39,805)
Amortization of investment premium or discount	305,325	(28,738)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	157,077	(149,951)
Accounts receivable	(6,795)	14,836
Accounts payable and other liabilities	629,575	(235,479)
Accrued expenses	(119,122)	153,502
Deferred revenue	175,000	(325,000)

Net cash used in operating activities	(8,610,690)	(8,355,359)

Cash flows from investing activities:
Purchases of property and equipment	(42,848)	(2,408)
Proceeds from sale of property and equipment	—	39,805
Purchases of investments	(11,586,670)	(11,484,194)
Proceeds from maturities and sales of investments	15,506,000	14,940,000

Net cash provided by investing activities	3,876,482	3,493,203

Cash flows from financing activities:
Payments on promissory notes and capital leases	(178,820)	(237,096)
Repurchase of common stock	—	(3,213)
Proceeds from the issuance of common stock	530,147	5,321

Net cash provided by ( used in) financing activities	351,327	(234,988)

Decrease in cash and cash equivalents	(4,382,881)	(5,097,144)
Cash and cash equivalents at beginning of period	11,290,332	11,507,137

Cash and cash equivalents at end of period	$6,907,451	$6,409,993

Supplemental cash flow information:
Interest paid	$21,235	$35,668
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
The Company is focused on developing orally-available antiviral therapies to treat herpes zoster, also referred to as shingles, and chronic infections caused by hepatitis C virus (“HCV”). Currently available antiviral therapies have a number of limitations that may include inadequate potency, significant adverse side effects, complex dosing schedules, inconvenient methods of administration, and diminishing efficacy due to the emergence of drug-resistant viruses. The Company believes that its antiviral product candidates have the potential to address a number of these limitations, as well as unmet clinical needs in their respective intended indications. In addition to the Company’s internally-driven antiviral programs, it has also licensed the rights to certain intellectual property from its MSCRAMM protein platform to Pfizer, Inc. for the development of active vaccines to prevent staphylococcal infections.
The Company has not received regulatory approval for any of its product candidates, and the Company does not have any commercialization capabilities; therefore, it is possible that the Company may never successfully derive any significant revenues from any of its existing or future product candidates.
The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, proceeds from existing and potential future collaborations or partnerships (if any); and proceeds of future equity and/or debt financings (if any). The Company’s ability to continue its operations is dependent, in the near-term, upon managing its cash resources, the successful development of its product candidates, entering into collaboration or partnership agreements, executing future financings and ultimately, upon the approval of its products for sale and achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company (if at all), or that the Company will ever generate significant revenue and become profitable.
2. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of the Company’s management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.
The Company’s significant accounting policies have not changed since December 31, 2009, except as outlined below:
Recent Accounting Pronouncements.
In April 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance for applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, the Company may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This amendment is effective on a prospective basis for research and development milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. This amendment is effective for the Company beginning January 1, 2011. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In October 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. The guidance requires an entity to: provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated and; then allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. This amendment is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively.
The Company is currently evaluating the impact of this accounting amendment on its consolidated financial statements.

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
The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(5,558,790)	$(4,229,258)	$(10,351,943)	$(8,424,941)

Weighted average common shares outstanding used to compute basic earnings per share	61,835,222	43,524,715	61,698,884	43,476,613
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—

Shares used to compute diluted earnings per share	61,835,222	43,524,715	61,698,884	43,476,613

Basic net loss per share	$(0.09)	$(0.10)	$(0.17)	$(0.19)

Diluted loss per share	$(0.09)	$(0.10)	$(0.17)	$(0.19)

Number of antidilutive stock options excluded from computation	5,660,098	4,650,250	5,660,098	4,650,250

Number of antidilutive warrants excluded from computation	13,460,107	8,001,401	13,460,107	8,001,401

4. Comprehensive Loss
The components of comprehensive loss for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(5,558,790)	$(4,229,258)	$(10,351,943)	$(8,424,941)
Change in net unrealized losses on investments	3,807	(32,679)	(10,660)	(89,440)

Comprehensive loss	$(5,554,983)	$(4,261,937)	$(10,362,603)	$(8,514,381)

5. Fair Value Measurements
The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2010, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The majority of the Company’s short-term investments have been classified as Level 2, which have been initially valued at the transaction price and subsequently revalued, at the end of each reporting period, utilizing a third party pricing service. The pricing service utilizes industry standard valuation models and observable market inputs to determine value that include surveying the bond dealer community, obtaining benchmark quotes, incorporating relevant trade data, and updating spreads daily.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
June 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$5,062,850	$5,062,850	$—	$—
Short-term investments available-for-sale	22,390,181	250,907	22,139,274	—

Total	$27,453,031	$5,313,757	$22,139,274	$—

Cash equivalents consist of money market funds. Short-term investments consist of commercial paper, U.S. agency securities, U.S. Treasury securities and corporate debt notes classified as available-for-sale and have original maturities greater than 90 days, but less than 365 days from the date of acquisition.
The Company has had no realized gains or losses from the sale of investments for the six months ended June 30, 2010. The following table shows the unrealized gains and losses and fair values for those investments as of June 30, 2010 and December 31, 2009 aggregated by major security type:

		Unrealized	Unrealized
June 30, 2010	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$5,062,850	$—	$—	$5,062,850
Commercial paper	11,939,156	6,756	—	11,945,912
Corporate debt	7,697,626	702	(10,276)	7,688,052
Debt securities of U.S. government agencies	2,504,231	1,079	—	2,505,310
U.S. Treasury securities	250,851	56	—	250,907

Total	$27,454,714	$8,593	$(10,276)	$27,453,031

		Unrealized	Unrealized
December 31, 2009	At Cost	Gains	(Losses)	At Fair Value
Certificates of deposit and money market funds	$10,380,463	$—	$—	$10,380,463
Commercial paper	9,635,631	9,145	—	9,644,776
Corporate debt	9,183,702	956	(5,006)	9,179,652
Debt securities of U.S. government agencies	7,293,200	5,273	(1,428)	7,297,045
U.S. Treasury securities	503,986	103	(66)	504,023

Total	$36,996,982	$15,477	$(6,500)	$37,005,959

As of June 30, 2010, the Company had investments in an unrealized loss position. The Company has determined that the unrealized losses on these investments at June 30, 2010 are temporary in nature and expects the security to mature at its stated maturity principal. All available-for-sale securities held at June 30, 2010 will mature within one year.

6. Research and License Agreements
Out-licensing Agreements
Pfizer (Wyeth). In August 2001, the Company entered into an exclusive worldwide license and development collaboration agreement with Wyeth Pharmaceuticals, Inc., which has since been acquired by Pfizer, Inc. (“Pfizer”), for the development of staphylococcal vaccines for humans. Under the terms of this agreement, the Company granted Pfizer an exclusive worldwide license to intellectual property from its MSCRAMM protein platform with respect to the development of human vaccines against staphylococcal organisms. The development, manufacture and sale of any vaccines resulting from the collaboration are the responsibility of Pfizer. The Company may terminate the agreement if Pfizer fails to use reasonable commercial efforts to bring related products to market. Pfizer may terminate the agreement, without cause, upon six months notice. Otherwise, this agreement will terminate upon the expiration of all of the licensed patents. Currently, the latest to expire of the issued patents under the license agreement expires in 2019.
Pursuant to this agreement, the Company has received $8,000,000 in an upfront license fee and annual research support payments from Pfizer as of June 30, 2010. The Company is entitled to receive minimum research support payments of $1,000,000 per year until reaching a target sales threshold of any product developed under this agreement. The Company is also entitled to receive milestones upon the commencement of a Phase I trial, Phase II and Phase III clinical trials, the filing of a Biologic License Application, and the approval of a licensed product by the U.S. Food and Drug Administration (“FDA”). If all such milestones are achieved relative to one licensed product, the Company would be entitled to receive a minimum of $10,000,000 in additional milestone payments from Pfizer. The maximum milestone payments the Company could receive with respect to all licensed products are $15,500,000. Finally, the Company is also entitled to royalties on net sales of licensed products manufactured, sold or distributed by Pfizer.
In January 2010, the Company announced that Pfizer had initiated recruitment in a randomized, double-blind Phase I clinical trial to evaluate the safety, tolerability, and immunogenicity of three ascending dose levels of a 3-antigen Staphylococcus aureus (“S. aureus”) vaccine (SA3Ag) in 408 healthy adults. The vaccine contains an antigen originating from the Company’s proprietary MSCRAMM protein platform. In January 2010, the Company earned a payment of $667,000 upon the achievement of this milestone.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	The anticipated availability of top-line data in the fourth quarter of 2010 from the ongoing Phase II trial of FV-100;

•	the expected time to complete the ongoing Phase Ia single ascending dose study of INX-189;

•	our expected plans to advance INX-189 into a Phase Ib multiple ascending dose study;

•	the number of months that our current cash, cash equivalents and short-term investments will allow us to operate;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

•	our potential future revenue from collaborative research agreements, partnerships, license agreements, product related revenue or materials transfer agreements;

•	the potential of our product candidates to address a number of current therapeutic limitations, such as inadequate potency, diminishing efficacy due to the emergence of drug-resistant viruses, toxic or adverse side effects, complex dosing schedules, and inconvenient routes of administration and other unmet needs in their intended indications; and

•	anticipated future net losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: that we, the FDA, or an investigational review board suspending or terminating the clinical development of FV-100 or INX-189 for lack of safety, manufacturing issues or other clinical reasons; FV-100 not demonstrating sufficient efficacy in reducing the incidence and severity of shingles-related symptoms, including acute pain and post herpetic neuralgia, to be clinically relevant or commercially viable; the results of ongoing or future preclinical studies and clinical trials of INX-189 not supporting its further development; Pfizer not terminating our license and collaborative research agreements; our ability to maintain sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently and through the regulatory process; our ongoing or future preclinical studies or clinical trials not demonstrating an appropriate safety and/or efficacy profile of our product candidates; our ability to secure and use third-party clinical and preclinical research and data management organizations and third party manufacturers not fulfilling their contractual obligations or otherwise performing satisfactorily in the future; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our failure to obtain regulatory approval to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringing on the intellectual property rights of others; our collaborators failing to fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” section herein) and risk factors described in or referred to in greater detail in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2009. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and which been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Inhibitex® and MSCRAMM® are registered trademarks of Inhibitex, Inc.
The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company focused on developing orally-available antiviral therapies to treat herpes zoster, also referred to as shingles, and chronic infections caused by HCV. Currently available antiviral therapies have a number of limitations that may include inadequate potency, significant adverse side effects, complex dosing schedules, inconvenient methods of administration, and diminishing efficacy due to the emergence of drug-resistant viruses. We believe that our antiviral product candidates have the potential to address a number of these limitations, as well as unmet clinical needs in their respective intended indications. In addition to our internally-driven antiviral programs, we have also licensed the rights to certain intellectual property from our MSCRAMM protein platform to Pfizer for its use in the development of active vaccines to prevent staphylococcal infections.
We have not received regulatory approval to sell or market any of our current or past product candidates, nor do we have any commercialization capabilities; therefore, it is possible that we may never successfully derive any commercial revenues from any of our existing or future product candidates. We were incorporated in the state of Delaware in May 1994 and became a public company in June 2004.
Recent Developments
FV-100 for Shingles — In July 2010, we announced that the independent data safety monitoring board (“DSMB”) responsible for reviewing safety data from our ongoing Phase II clinical trial of FV-100 met, as scheduled, after we had provided it with complete 30-day follow-up safety data on the third quartile (75%) of the patients that we plan to enroll in the trial. Based upon its review, the DSMB recommended that the trial continue as planned, without modification.
INX-189 for Chronic Hepatitis C — In May 2010, we announced that we had initiated a Phase I double-blind, placebo-controlled, single ascending dose study to evaluate the safety and pharmacokinetics of INX-189 in healthy subjects. The study, which is being conducted under an investigational new drug application (“IND”) filed with the FDA, designed to evaluate up to six escalating doses of INX-189. Each dose cohort will include eight subjects, six of which will receive INX-189 and two of which will receive placebo. We expect to complete this study in the third quarter of 2010 and thereafter plan to advance INX-189 into a Phase 1b multiple ascending dose clinical trial to evaluate its safety and viral kinetics in treatment naïve patients with chronic hepatitis C.
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
We base our estimates and judgments on historical experience, current economic and industry conditions and on various other factors that we believe to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require significant judgment and estimates:
•	Use of Estimates

•	Revenue Recognition

•	Accrued Expenses

There has been no change in these critical accounting policies used to create the underlying accounting assumptions and estimates used in 2010.
In April 2010, the FASB amended the guidance for applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, we may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This amendment is effective on a prospective basis for research and development milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. This amendment is effective for us beginning January 1, 2011. The adoption of this amendment is not expected to have a material impact on our consolidated financial position or results of operations.
In October 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. The guidance requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; and then allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. This amendment is effective for us beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the impact of this accounting amendment on our consolidated financial statements.
Results of Operations
Three Months Ended June 30, 2010 and 2009
Summary. We reported a net loss of $5.6 million in the second quarter of 2010, as compared to a net loss of $4.2 million in the second quarter of 2009. Basic and diluted net loss per share was $0.09 for the second quarter of 2010 as compared to $0.10 in the second quarter of 2009. The $1.4 million increase in net loss in the second quarter of 2010 was the result of higher research and development expense, lower net interest income and a small increase in general and administrative expense. The decrease in net loss per share for the second quarter of 2010 was the result of an increase in the number of weighted-average shares outstanding as compared to 2009, offset in part by the increase in net loss.
We expect to incur losses for the foreseeable future as we intend to continue to support the further clinical and preclinical development of our antiviral programs.
Revenue. Revenue was $0.3 million for the three months ended June 30, 2010 and June 30, 2009.
Research and Development Expense. Research and development expense increased to $4.9 million during the three months ended June 30, 2010 from $3.7 million in the same quarter of 2009. The following table summarizes the components of our research and development expense for the three months ended June 30, 2010 and 2009.

	June 30,
	2010	2009
	(In millions)
Direct clinical, preclinical and manufacturing-related expenses	$3.0	$1.5
Salaries, benefits and share-based compensation expense	1.0	1.0
License fees, patent-related legal fees and other expense	0.5	0.7
Depreciation and facility related expenses	0.4	0.5

Total research and development expense	$4.9	$3.7

Direct clinical, preclinical and manufacturing-related expenses increased by $1.5 million primarily due to an increase in clinical expenses associated with advancing INX-189 into clinical development in the second quarter of 2010, increased enrollment in the Phase II trial of FV-100, and to a lesser extent research expenses related to the preclinical development of other HCV protide compounds. License fees, patent-related legal fees and other expenses decreased due to a milestone payment that we incurred in 2009 in connection with advancing FV-100 into a Phase II clinical trial that we did not incur in 2010. Depreciation and facility expense decreased due to lower depreciation.

General and Administrative Expense. General and administrative expense increased to $1.0 million for the three months ended June 30, 2010 from $0.9 million in the same quarter of 2009. The following table summarizes the components of our general and administrative expense for the three months ended June 30, 2010 and 2009.

	June 30,
	2010	2009
	(In millions)
Salaries, benefits and share-based compensation expense	$0.4	$0.4
Professional and legal fees	0.3	0.2
Other expenses	0.3	0.3

Total general and administrative expense	$1.0	$0.9

Professional and legal expenses increased slightly primarily due to higher legal expenses.
Six Months Ended June 30, 2010 and 2009
Summary. We reported a net loss of $10.4 million for the six months ended June 30, 2010, as compared to a net loss of $8.4 million in the same period in 2009. Basic and diluted net loss per share was $0.17 for the six months ended June 30, 2010, as compared to basic and diluted net loss of $0.19 for the same period in 2009. The increase in net loss was the result of higher research and development expense and lower net interest income, offset in part by higher revenues from a collaborative license and development agreement and a small reduction in general and administrative expense. The decrease in net loss per share for the six months ended June 30, 2010 was the result of an increase in the number of weighted-average shares outstanding as compared to the same period in 2009, offset in part by the increase in net loss.
We expect to incur losses for the foreseeable future as we intend to continue to support the clinical and preclinical development of our antiviral programs.
Revenue. Revenue increased to $1.3 million for the six months ended June 30, 2010 from $0.6 million in the same period in 2009. This increase of $0.7 million was the result of a milestone payment earned by the Company in January 2010.
Research and Development Expense. Research and development expense increased to $9.7 million during the six months ended June 30, 2010 from $7.2 million in the same period of 2009. The following table summarizes the components of our research and development expense for the six months ended June 30, 2010 and 2009.

	June 30,
	2010	2009
	(In millions)
Direct clinical, preclinical and manufacturing-related expenses	$5.6	$3.0
Salaries, benefits and share-based compensation expense	2.0	2.0
License fees, patent-related legal fees and other expense	1.2	1.3
Depreciation and facility related expenses	0.9	0.9

Total research and development expense	$9.7	$7.2

Direct clinical, preclinical and manufacturing-related expenses increased by $2.6 million primarily due to an increase in clinical and preclinical expenses associated with the development of INX-189, clinical trial expenses for FV-100 and to a lesser extent, research expenses related to the preclinical development of other HCV protide compounds. License fees, patent-related legal fees and other expenses decreased due to a milestone payment that we incurred in 2009 in connection with advancing FV-100 into a Phase II clinical trial that we did not incur in 2010.

General and Administrative Expense. General and administrative expense was $2.0 million for the six months ended June 30, 2010 and June 30, 2009. The following table summarizes the components of our general and administrative expense for the six months ended June 30, 2010 and 2009.

	June 30,
	2010	2009
	(In millions)
Salaries, benefits and share-based compensation expense	$0.8	$0.9
Professional and legal fees	0.6	0.5
Other expenses	0.6	0.6

Total general and administrative expense	$2.0	$2.0

Salaries, benefits and share-based compensation expense decreased primarily due to a decrease in personnel costs. Professional and legal expenses increased slightly primarily due to higher legal expenses.
Liquidity and Capital Resources
For the six months ended June 30, 2010, cash, cash equivalents and short-term investments decreased by $8.6 million, from $37.9 million to $29.3 million. This decrease was primarily the result of net cash used for operating activities and, to a lesser extent, the repayment of capital lease obligations and notes payable.
Net cash used for operating activities was $8.6 million for the six months ended June 30, 2010, which reflected our net loss for the period of $10.4 million, offset by a net increase in operating liabilities over operating assets of $0.9 million and non-cash charges of $0.9 million. Our net loss resulted largely from the funding of clinical trials, preclinical studies, other research and development activities, and general and administrative expenses, offset in part by the amortization of deferred revenue from our license and collaboration agreements and net interest income. The net increase in operating liabilities over operating assets reflects a $0.6 million increase in accounts payable and other liabilities, a $0.2 million increase in deferred revenue and a $0.2 million decrease in prepaid and other expenses, offset by a $0.1 million decrease in accrued expenses.
Net cash provided from investing activities during the six months ended June 30, 2010 was $3.9 million, which consisted of net proceeds from our short-term investments.
Net cash provided from financing activities during the six months ended June 30, 2010 was $0.3 million, which consisted of $0.5 million in proceeds from the issuance of common stock related primarily to the exercise of stock options and warrants, offset in part by $0.2 million in scheduled payments on capital leases and notes payable.
At June 30, 2010, our cash, cash equivalents and short-term investments totaled $29.3 million and our investments had a planned average maturity of less than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of U.S. agency securities, U.S. Treasury securities, commercial paper, corporate debt notes and money market accounts.
Our future funding requirements are difficult to determine and will depend on a number of factors, including:
•	our development timelines and plans for our product candidates, including any changes in our strategy;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials:

•	the variability, timing and costs associated with conducting preclinical studies, and the results of these studies;

•	the cost of formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

•	whether we receive regulatory approval to advance the clinical development of our product candidates in a timely manner, if at all;

•	the cost to obtain regulatory approvals required to advance the development of our product candidates;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish in the future;

•	future payments we may receive or make under existing or future license or collaboration agreements, if any;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the preclinical and clinical development of our product candidates on our planned timelines, we believe that our existing cash, cash equivalents and short-term investments of $29.3 million as of June 30, 2010, together with the anticipated proceeds from our existing license and collaboration agreements, will enable us to operate for a period of at least 21 months as of June 30, 2010. Our estimate assumes that we complete the ongoing Phase II clinical trial of FV-100 in the fourth quarter of 2010; complete our Phase Ia single ascending dose trial of INX-189 in 2010, and initiate, subject to FDA review, a Phase Ib multiple ascending dose trial of INX-189. This estimate does not include the direct costs associated with continuing the clinical development of FV-100 or INX-189 beyond these ongoing or planned clinical trials, or the impact of any other significant transaction or change in strategy or development plans in the future.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 21 months to continue the development of our product candidates, or possibly sooner in the event we enter into other transactions or change our strategy or development plans, we may need to secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
ITEM 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, who is currently the same individual, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision of the Chief Executive Officer/Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the near-term, failure to successfully advance the development of one or more of our product candidates may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed or sold any product candidates. The success of our business depends primarily upon our ability to successfully advance the development of our product candidates through preclinical studies and clinical trials, have these product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have our product candidates successfully commercialized by us or a strategic collaborator. We have initiated a Phase II trial for FV-100, a product candidate we are developing to treat shingles and anticipate having top-line data available from this trial in the fourth quarter of 2010. Further, we have also initiated a Phase I single ascending dose trial for INX-189, a nucleotide polymerase inhibitor we are developing to treat chronic hepatitis C infections and expect to complete this trial in the third quarter of 2010. We cannot assure you that the results of ongoing preclinical studies or these clinical trials will support or justify the continued development of one or both of these product candidates, or that we will receive approval from the FDA, or a similar regulatory authority in other countries, to advance the development of our product candidates.
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
Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable and continue to support the development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failure in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies or clinical trials involving our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of an IND, the initiation or continuation of human clinical trials, or a new drug application or biologics license application to obtain regulatory approval from the FDA in the U.S. to market and sell the product.
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

In order to develop our product candidates and support our operations beyond 21 months, we expect that we will need to raise additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our business and business prospects.
We anticipate that our existing cash and cash equivalents and short-term investments on hand as of June 30, 2010, together with proceeds we expect to receive from our existing license and collaboration agreement will enable us to operate for at least 21 months. We have no other committed sources of additional capital at this time. This estimate assumes that we complete the ongoing Phase II clinical trial of FV-100 in the fourth quarter of 2010; complete our Phase Ia single ascending dose trial of INX-189 in 2010, and initiate, subject to FDA review, a Phase Ib multiple ascending clincal trial of INX-189. This estimate does not include the direct costs associated with continuing the clinical development of FV-100 or INX-189 beyond these ongoing or planned clinical trials, or the impact of any other significant transaction or change in strategy or development plans in the future.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 21 months to continue the development of our product candidates, or possibly sooner in the event we enter into other transactions or change our strategy or development plans, we may need to secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
The timing and extent of our future financing needs will depend on many factors, some of which are very difficult to predict and others that may be beyond our control, including:
•	our development timelines and plans for our product candidates, including any changes in our strategy;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials:

•	the variability, timing and costs associated with conducting preclinical studies, and the results of these studies;

•	the cost of formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

•	whether we receive regulatory approval to advance the clinical development of our product candidates in a timely manner, if at all;

•	the cost to obtain regulatory approvals required to advance the development of our product candidates;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish in the future;

•	future payments we may receive or make under existing or future license or collaboration agreements, if any;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description

10.1
Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on July 1, 2010).

10.2
Form of Non-Employee Directors Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on July 1, 2010).

10.3
Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on July 1, 2010).

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

Date: August 12, 2010	INHIBITEX, INC
/s/ Russell H. Plumb
Russell H. Plumb
President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on July 1, 2010).

10.2
Form of Non-Employee Directors Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on July 1, 2010).

10.3
Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on July 1, 2010).

31.1
Section 302 Certification of the Chief Executive Officer and Chief Financial Officer as Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer