Form 10-Q
period 2010-09-30
INHIBITEX, INC.
filed 2010-11-15
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2010, 62,330,608 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,059,783	$11,290,332
Short-term investments	15,117,103	26,625,496
Prepaid expenses and other current assets	580,125	831,196
Accounts receivable	63,797	61,062

Total current assets	24,820,808	38,808,086
Property and equipment, net	1,226,699	1,621,392
Other assets	42,110	40,290

Total assets	$26,089,617	$40,469,768

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,656,587	$1,590,804
Accrued expenses	2,102,460	1,537,637
Current portion of notes payable	182,292	78,125
Current portion of capital lease obligations	212,618	207,100
Current portion of deferred revenue	166,667	191,667
Other current liabilities	234,309	202,531

Total current liabilities	4,554,933	3,807,864
Long-term liabilities:
Notes payable, net of current portion	364,583	546,875
Capital lease obligations, net of current portion	22,113	180,792
Deferred revenue, net of current portion	—	87,500
Other liabilities, net of current portion	927,681	1,096,629

Total long-term liabilities	1,314,377	1,911,796

Total liabilities	5,869,310	5,719,660
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2010 and December 31, 2009; none issued and outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; 62,280,110 and 61,559,782 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	62,280	61,560
Warrants	11,281,056	12,133,216
Accumulated other comprehensive income	6,502	8,977
Additional paid-in capital	269,382,091	267,432,572
Accumulated deficit	(260,511,622)	(244,886,217)

Total stockholders’ equity	20,220,307	34,750,108

Total liabilities and stockholders’ equity	$26,089,617	$40,469,768

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
License fees and milestones	$37,500	$37,500	$824,167	$112,500
Collaborative research and development	250,000	250,000	750,000	750,000

Total revenue	287,500	287,500	1,574,167	862,500
Operating expense:
Research and development	4,700,987	3,945,464	14,406,501	11,123,072
General and administrative	877,177	831,264	2,860,052	2,840,108

Total operating expense	5,578,164	4,776,728	17,266,553	13,963,180

Loss from operations	(5,290,664)	(4,489,228)	(15,692,386)	(13,100,680)
Other income (expense), net	(1,107)	1,562	14,607	39,634
Interest income, net	18,309	15,929	52,374	164,368

Net loss	$(5,273,462)	$(4,471,737)	$(15,625,405)	$(12,896,678)

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.25)	$(0.30)

Weighted average shares used to compute basic and diluted net loss per share	62,248,265	43,545,057	61,884,023	43,499,678

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(15,625,405)	$(12,896,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478,343	635,547
Share-based compensation	420,600	413,123
Gain on sale of equipment	—	(39,890)
Amortization of investment premium or discount	381,128	16,811
Changes in operating assets and liabilities:
Prepaid expenses and other assets	249,251	(418,538)
Accounts receivable	(2,735)	29,115
Accounts payable and other liabilities	(71,387)	57,442
Accrued expenses	564,823	617,740
Deferred revenue	(112,500)	(112,500)

Net cash used in operating activities	(13,717,882)	(11,697,828)

Cash flows from investing activities:
Purchases of property and equipment	(83,650)	(4,981)
Proceeds from sale of property and equipment	—	39,890
Purchases of investments	(17,701,210)	(15,277,699)
Proceeds from maturities and sales of investments	28,826,000	23,890,000

Net cash provided by investing activities	11,041,140	8,647,210

Cash flows from financing activities:
Payments on promissory notes and capital leases	(231,286)	(284,105)
Repurchase of common stock	—	(3,213)
Proceeds from the issuance of common stock	677,479	8,248

Net cash provided by (used in) financing activities	446,193	(279,070)

Decrease in cash and cash equivalents	(2,230,549)	(3,329,688)
Cash and cash equivalents at beginning of period	11,290,332	11,507,137

Cash and cash equivalents at end of period	$9,059,783	$8,177,449

Supplemental cash flow information:
Interest paid	$31,398	$50,954
The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Operations
Inhibitex, Inc. (“Inhibitex” or the “Company”) was incorporated in the state of Delaware in May 1994. Inhibitex is a biopharmaceutical company focused on the development of differentiated anti-infective products to prevent and treat serious infections.
The Company is focused on developing orally-available antiviral therapies to treat herpes zoster, also referred to as shingles, and chronic infections caused by hepatitis C virus (“HCV”). Currently available antiviral therapies have a number of limitations that may include inadequate potency, significant adverse side effects, complex dosing schedules, inconvenient methods of administration, and diminishing efficacy due to the emergence of drug-resistant viruses. The Company believes that its antiviral product candidates have the potential to address a number of these limitations, as well as unmet clinical needs in their respective intended indications. In addition to developing its antiviral programs, the Company has also licensed the rights to certain intellectual property from its MSCRAMM protein platform to Pfizer, Inc. for the development of active vaccines to prevent staphylococcal infections.
The Company has not received regulatory approval for any of its product candidates, and the Company does not have any commercialization capabilities; therefore, it is possible that the Company may never successfully derive any significant revenues from any of its existing or future product candidates.
The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments, proceeds from existing and potential future collaborations or partnerships (if any) and proceeds of future equity and/or debt financings (if any). The Company’s ability to continue its operations is dependent, in the near-term, upon managing its cash resources, the successful development of its product candidates, entering into collaboration or partnership agreements, executing future financings and ultimately, upon the approval of its products for sale and achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company (if at all), or that the Company will ever generate significant revenue and become profitable.
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
The following table sets forth the computation of historical basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(5,273,462)	$(4,471,737)	$(15,625,405)	$(12,896,678)

Weighted average common shares outstanding used to compute basic earnings per share	62,248,265	43,545,057	61,884,023	43,499,678
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—

Shares used to compute diluted earnings per share	62,248,265	43,545,057	61,884,023	43,499,678

Basic net loss per share	$(0.08)	$(0.10)	$(0.25)	$(0.30)

Diluted loss per share	$(0.08)	$(0.10)	$(0.25)	$(0.30)

Number of antidilutive stock options excluded from computation	5,593,942	4,631,736	5,593,942	4,631,736

Number of antidilutive warrants excluded from computation	13,008,484	8,000,597	13,008,484	8,000,597

4. Comprehensive Loss
The components of comprehensive loss for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(5,273,462)	$(4,471,737)	$(15,625,405)	$(12,896,678)
Change in net unrealized gains (losses) on investments	8,185	(14,422)	(2,475)	(103,862)

Comprehensive loss	$(5,265,277)	$(4,486,159)	$(15,627,880)	$(13,000,540)

5. Fair Value Measurements
The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2010, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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
There have been no transfers of assets or liabilities between the fair value measurement classifications.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
September 30, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$7,746,485	$6,496,622	$1,249,863	$—
Short-term investments available-for-sale	15,117,103	—	15,117,103	—

Total	$22,863,588	$6,496,622	$16,366,966	$—

Cash equivalents consist of money market funds. Short-term investments consist of commercial paper, U.S. agency securities, U.S. Treasury securities and corporate debt notes classified as available-for-sale and have original maturities greater than 90 days, but less than 365 days from the date of acquisition.
The Company has had no realized gains or losses from the sale of investments for the nine months ended September 30, 2010. The following table shows the unrealized gains and losses and fair values for those investments as of September 30, 2010 and December 31, 2009 aggregated by major security type:

		Unrealized	Unrealized
September 30, 2010	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$6,496,622	$—	$—	$6,496,622
Commercial paper	10,240,219	6,341	—	10,246,560
Corporate debt	5,619,331	2,299	(2,164)	5,619,466
Debt securities of U.S. government agencies	500,914	26	—	500,940

Total	$22,857,086	$8,666	$(2,164)	$22,863,588

		Unrealized	Unrealized
December 31, 2009	At Cost	Gains	(Losses)	At Fair Value
Certificates of deposit and money market funds	$10,380,463	$—	$—	$10,380,463
Commercial paper	9,635,631	9,145	—	9,644,776
Corporate debt	9,183,702	956	(5,006)	9,179,652
Debt securities of U.S. government agencies	7,293,200	5,273	(1,428)	7,297,045
U.S. Treasury securities	503,986	103	(66)	504,023

Total	$36,996,982	$15,477	$(6,500)	$37,005,959

As of September 30, 2010, the Company had investments in an unrealized loss position. The Company has determined that the unrealized losses on these investments at September 30, 2010 are temporary in nature and expects the security to mature at its stated maturity principal. All available-for-sale securities held at September 30, 2010 will mature within one year.

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
Pursuant to this agreement, the Company has received $8,000,000 in an upfront license fee and annual research support payments from Pfizer as of September 30, 2010. The Company is entitled to receive minimum research support payments of $1,000,000 per year until reaching a target sales threshold of any product developed under this agreement. The Company is also entitled to receive milestones upon the commencement of a Phase 1 trial, Phase 2 and Phase 3 clinical trials, the filing of a Biologic License Application, and the approval of a licensed product by the U.S. Food and Drug Administration (“FDA”). If all such milestones are achieved relative to one licensed product, the Company would be entitled to receive a minimum of $10,000,000 in additional milestone payments from Pfizer. The maximum milestone payments the Company could receive with respect to all licensed products are $15,500,000. Finally, the Company is also entitled to royalties on net sales of licensed products manufactured, sold or distributed by Pfizer.
In January 2010, the Company announced that Pfizer had initiated recruitment in a randomized, double-blind Phase 1 clinical trial to evaluate the safety, tolerability, and immunogenicity of three ascending dose levels of a 3-antigen Staphylococcus aureus (“S. aureus”) vaccine (SA3Ag) in 408 healthy adults. The vaccine contains an antigen originating from the Company’s proprietary MSCRAMM protein platform. In January 2010, the Company earned a payment of $667,000 upon the achievement of this milestone.
7. Stockholders’ Equity
Common Stock Warrants. For the nine months ended September 30, 2010, a total of 358,244 warrants expired with a weighted average exercise price of $2.64. The total Black-Scholes value of those warrants was $214,225 and such amount was reclassified from warrants to additional paid-in capital. Additionally, for the nine months ended September 30, 2010, a total of 686,590 warrants were exercised with a weighted average exercise price of $1.21 and a total Black-Scholes value of $637,935.
As of September 30, 2010 and December 30, 2009, there were 13,008,484 and 14,053,318 warrants outstanding, respectively, with a weighted average exercise price of $1.15 and $1.19, respectively. As of September 30, 2010, all of the outstanding warrants are exercisable and expire from November 1, 2010 through September 26, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	The anticipated availability of top-line data in the fourth quarter of 2010 from the ongoing Phase 2 trial of FV-100;

•	the anticipated availability of top-line data and the expected time to complete the ongoing Phase 1b, multiple ascending dose (“MAD”) clinical trial of INX-189;

•	pharmacokinetic data from the INX-189 Phase 1a clinical trial supporting the potential for once-daily dosing (QD) and our plans to present detailed results from this trial during a future scientific meeting;

•	the number of months that our current cash, cash equivalents and short-term investments will allow us to operate;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

•	our potential future revenue from collaborative research agreements, partnerships, license agreements, product related revenue or materials transfer agreements;

•	the potential of our product candidates to address a number of current therapeutic limitations, such as inadequate potency, diminishing efficacy due to the emergence of drug-resistant viruses, toxic or adverse side effects, complex dosing schedules, and inconvenient routes of administration and other unmet needs in their intended indications; and

•	anticipated future net losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: that we, the FDA, or an investigational review board might delay, suspend or terminate the clinical development of FV-100 or INX-189 for lack of safety, manufacturing issues or other clinical reasons; FV-100 not demonstrating sufficient efficacy in reducing the incidence and severity of shingles-related symptoms, including acute pain and post herpetic neuralgia, to be clinically relevant or commercially viable; the results of ongoing or future preclinical studies and clinical trials of INX-189 not supporting its further development; Pfizer not terminating our license and collaborative research agreements; our ability to maintain sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently and through the regulatory process; our ongoing or future preclinical studies or clinical trials not demonstrating an appropriate safety and/or efficacy profile of our product candidates; our ability to secure and use third-party clinical and preclinical research and data management organizations and third party manufacturers not fulfilling their contractual obligations or otherwise performing satisfactorily in the future; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our ability or that of the clinical investigator to enroll patients in our clinical trials or on a timely basis; our failure to obtain regulatory approval to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringing on the intellectual property rights of others; our collaborators failing to fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” section herein) and risk factors described in or referred to in greater detail in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2009. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and which been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Inhibitex® and MSCRAMM® are registered trademarks of Inhibitex, Inc.
The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company focused on developing orally-available antiviral therapies to treat herpes zoster, also referred to as shingles, and chronic infections caused by HCV. Currently available antiviral therapies have a number of limitations that may include inadequate potency, significant adverse side effects, complex dosing schedules, inconvenient methods of administration, and diminishing efficacy due to the emergence of drug-resistant viruses. We believe that our antiviral product candidates have the potential to address a number of these limitations, as well as unmet clinical needs in their respective intended indications. In addition to developing our antiviral programs, we have also licensed the rights to certain intellectual property from our MSCRAMM protein platform to Pfizer for its use in the development of active vaccines to prevent staphylococcal infections.
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
Recent Developments
FV-100 for Shingles — In October 2010, we announced that we had completed enrollment in the Phase 2 clinical trial of FV-100 in shingles (herpes zoster) patients. The objectives of the trial are to further evaluate the safety of FV-100 and its potential therapeutic benefit in reducing the severity and duration of shingles-associated pain, the incidence of post herpetic neuralgia (“PHN”), and the time to heal shingles-related lesions. The Phase 2 trial is a well-controlled, double-blind study of 350 shingles patients, aged 50 years and older with shingles-associated pain, who were randomized equally to one of three treatment arms: 200 mg or 400 mg FV-100 administered orally once daily, or 1,000 mg valacyclovir administered orally three times per day. We anticipate top-line data from the trial will be available later this quarter.
INX-189 for Chronic Hepatitis C — In November 2010, we announced that we had initiated a Phase 1b, multiple ascending dose (“MAD”) clinical trial of INX-189, its nucleotide polymerase inhibitor in development for the treatment of chronic infections caused by HCV. The trial, which is being conducted under an investigational new drug application (“IND”) in the United States, is a double-blind, placebo-controlled, dose escalation study designed to evaluate the safety, tolerability, pharmacokinetics and anti-viral activity of INX-189, administered orally once-daily for seven days, in treatment naïve patients with HCV genotype 1. Each treatment cohort will include 10 patients, eight of which will receive INX-189 and two of which will receive placebo. The first cohort in the Phase 1b study will receive 9 mg of INX-189 once daily. In addition to evaluating INX-189 as monotherapy, the Company intends to evaluate two dose levels of INX-189, administered once-daily for seven days, in combination with ribavirin, which is one of the drugs currently approved for the treatment of HCV. The dose levels of INX-189 to be evaluated in combination with ribavirin will be determined based upon the results of the monotherapy cohorts. The Company anticipates that top-line safety and anti-viral data from this trial will be available in the first quarter of 2011.
In September 2010, we announced that we had successfully completed a Phase 1a, first-in-man, single ascending dose trial of INX-189. In this trial, 42 healthy volunteers received either a single oral dose of INX-189, ranging from 3 mg to 100 mg, or placebo. We plan to present detailed results from this trial during a future scientific meeting. Preliminary data from the Phase 1a trial indicated that INX-189 was generally well tolerated at all dose levels; there were no drug-related serious adverse events, no dose-related trends in frequency or type of adverse events, and no grade II or higher laboratory abnormality adverse events or clinically significant changes in ECGs. Furthermore, we believe that the pharmacokinetic data from this study further supports INX-189’s potential for once-daily (QD) dosing.

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
Results of Operations
Three Months Ended September 30, 2010 and 2009
Summary. We reported a net loss of $5.3 million in the third quarter of 2010, as compared to a net loss of $4.5 million in the third quarter of 2009. Basic and diluted net loss per share was $0.08 for the third quarter of 2010 as compared to $0.10 in the third quarter of 2009. The $0.8 million increase in net loss in the third quarter of 2010 was the result of higher research and development expense and a small increase in general and administrative expense. The decrease in net loss per share for the third quarter of 2010 was the result of an increase in the number of weighted-average shares outstanding as compared to 2009, offset in part by the increase in net loss.
We expect to incur losses for the foreseeable future as we intend to continue to support the clinical and preclinical development of our antiviral programs.
Revenue. Revenue was $0.3 million for the three months ended September 30, 2010 and September 30, 2009.

Research and Development Expense. Research and development expense increased to $4.7 million during the three months ended September 30, 2010 from $3.9 million in the same quarter of 2009. The following table summarizes the components of our research and development expense for the three months ended September 30, 2010 and 2009.

	September 30,
	2010	2009
	(In millions)
Direct clinical, preclinical, manufacturing and milestone expenses	$2.8	$2.0
Salaries, benefits and share-based compensation expense	1.0	1.0
Professional fees, supplies and other expense	0.5	0.4
Depreciation and facility related expenses	0.4	0.5

Total research and development expense	$4.7	$3.9

Direct clinical, preclinical, manufacturing and milestone expenses increased by $0.8 million primarily due to an increase in clinical expenses and milestone payments associated with advancing INX-189 into a Phase Ia clinical trial, enrollment in the Phase 2 trial of FV-100, and research expenses related to the preclinical development of other HCV protide compounds. Professional fees, supplies and other expenses increased due to slightly higher outside professional fees and other expenses. Depreciation and facility expense decreased due to lower depreciation expense.
General and Administrative Expense. General and administrative expense increased to $0.9 million for the three months ended September 30, 2010 from $0.8 million in the same quarter of 2009. The following table summarizes the components of our general and administrative expense for the three months ended September 30, 2010 and 2009.

	September 30,
	2010	2009
	(In millions)
Salaries, benefits and share-based compensation expense	$0.4	$0.4
Professional and legal fees	0.2	0.2
Other expenses	0.3	0.2

Total general and administrative expense	$0.9	$0.8

Other expenses increased due to slightly higher shareholder filing and listing expenses.
Nine Months Ended September 30, 2010 and 2009
Summary. We reported a net loss of $15.6 million for the nine months ended September 30, 2010, as compared to a net loss of $12.9 million in the same period in 2009. Basic and diluted net loss per share was $0.25 for the nine months ended September 30, 2010, as compared to basic and diluted net loss of $0.30 for the same period in 2009. The increase in net loss was primarily the result of higher research and development expense and lower net interest income, offset in part by higher revenues from a collaborative license and development agreement. The decrease in net loss per share for the nine months ended September 30, 2010 was the result of an increase in the number of weighted-average shares outstanding as compared to the same period in 2009, offset in part by the increase in net loss.
We expect to incur losses for the foreseeable future as we intend to continue to support the clinical and preclinical development of our antiviral programs.
Revenue. Revenue increased to $1.6 million for the nine months ended September 30, 2010 from $0.9 million in the same period in 2009. This increase of $0.7 million was the result of a milestone payment earned by the Company in January 2010.
Research and Development Expense. Research and development expense increased to $14.4 million during the nine months ended September 30, 2010 from $11.1 million in the same period of 2009. The following table summarizes the components of our research and development expense for the nine months ended September 30, 2010 and 2009.

	September 30,
	2010	2009
	(In millions)
Direct clinical, preclinical, manufacturing and milestone expenses	$8.6	$5.1
Salaries, benefits and share-based compensation expense	3.0	3.0
Professional fees, supplies and other expenses	1.5	1.6
Depreciation and facility related expenses	1.3	1.4

Total research and development expense	$14.4	$11.1

Direct clinical, preclinical, manufacturing and milestone expenses increased by $3.5 million primarily due to an increase in clinical, preclinical, manufacturing and milestone expenses associated with the advancing INX-189 into a Phase 1a clinical trial, enrollment in the Phase 2 trial of FV-100 and to a lesser extent, research expenses related to the preclinical development of other HCV protide compounds. Professional fees, supplies and other expenses decreased slightly due to lower supplies expense. Depreciation and facility related expenses decreased due to lower depreciation expense.
General and Administrative Expense. General and administrative expense increased to $2.9 million for the nine months ended September 30, 2010 from $2.8 million in the same period of 2009. The following table summarizes the components of our general and administrative expense for the nine months ended September 30, 2010 and 2009.

	September 30,
	2010	2009
	(In millions)
Salaries, benefits and share-based compensation expense	$1.1	$1.2
Professional and legal fees	0.9	0.8
Other expenses	0.9	0.8

Total general and administrative expense	$2.9	$2.8

Salaries, benefits and share-based compensation expense decreased due to slight decrease in headcount. Professional and legal expenses increased primarily due to higher legal expenses. Other expenses increased due to slightly higher shareholder filing and listing expenses.
Liquidity and Capital Resources
For the nine months ended September 30, 2010, cash, cash equivalents and short-term investments decreased by $13.7 million, from $37.9 million to $24.2 million. This decrease was primarily the result of net cash used for operating activities and, to a lesser extent, the repayment of capital lease obligations and notes payable.
Net cash used for operating activities was $13.7 million for the nine months ended September 30, 2010, which reflected our net loss for the period of $15.6 million, offset by a net increase in operating liabilities over operating assets of $0.6 million and non-cash charges of $1.3 million. Our net loss resulted largely from the funding of clinical trials, preclinical studies, manufacturing expenses, other research and development activities, and general and administrative expenses, offset in part by the amortization of deferred revenue from our license and collaboration agreements and net interest income. The net increase in operating liabilities over operating assets reflects a $0.6 million increase in accrued expenses, a $0.2 million decrease in prepaid and other expenses, offset by a $0.1 million decrease in deferred revenue and a $.1 million decrease in accounts payable and other liabilities.
Net cash provided from investing activities during the nine months ended September 30, 2010 was $11.0 million, which consisted of $11.1 million net proceeds from our short-term investments, offset by $0.1 million in cash paid for capital expenditures.
Net cash provided from financing activities during the nine months ended September 30, 2010 was $0.5 million, which consisted of $0.7 million in proceeds from the issuance of common stock related primarily to the exercise of stock options and warrants, offset in part by $0.2 million in scheduled payments on capital leases and notes payable.
At September 30, 2010, our cash, cash equivalents and short-term investments totaled $24.2 million and our investments had a planned average maturity of less than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of U.S. agency securities, commercial paper, corporate debt notes and money market accounts.

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
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical development of our product candidates on our planned timelines, we believe that our existing cash, cash equivalents and short-term investments of $24.2 million as of September 30, 2010, together with the anticipated proceeds from our existing license and collaboration agreements, will enable us to operate for a period of at least 18 months from September 30, 2010. Our estimate assumes that we complete the ongoing Phase 2 clinical trial of FV-100 in the fourth quarter of 2010 and complete a Phase 1b multiple ascending dose trial of INX-189 in the first quarter of 2011. This estimate does not include the direct costs associated with continuing the clinical development of FV-100 or INX-189 beyond these ongoing clinical trials, or the impact of any other significant transaction or change in strategy or development plans in the future.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 18 months to continue the development of our product candidates, or possibly sooner in the event we enter into other transactions or change our strategy or development plans, we may need to secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our ability to continue to operate our business, our financial condition, or our ability to raise additional capital in the future, or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Form 10-Q for quarters ended March 31, 2010 and June 30, 2010, have not materially changed, except as set forth below.
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
In the near-term, failure to successfully advance the development of one or more of our product candidates may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed or sold any product candidates. The success of our business depends primarily upon our ability to successfully advance the development of our product candidates through preclinical studies and clinical trials, have these product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have our product candidates successfully commercialized by us or a strategic collaborator. We have completed enrollment in our Phase 2 trial for FV-100, a product candidate we are developing to treat shingles and anticipate having top-line data available from this trial in the fourth quarter of 2010. Further, we have also initiated a Phase 1b multiple ascending dose trial for INX-189, a nucleotide polymerase inhibitor we are developing to treat chronic hepatitis C infections and anticipate having top-line data available from the trial in the first quarter of 2011. We cannot assure you that the results of ongoing preclinical studies or these clinical trials will support or justify the continued development of one or both of these product candidates, or that we will receive approval from the FDA, or a similar regulatory authority in other countries, to advance the development of our product candidates.
Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development, or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing, preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our product candidates. Despite these efforts, our product candidates may not:
•	offer therapeutic or other benefits over existing comparable drugs or other product candidates in development;
•	be proven to be safe and effective in current and future preclinical studies or clinical trials;
•	have the desired effects (or may be free from undesirable or unexpected effects);
•	meet applicable regulatory standards;
•	be capable of being formulated and manufactured in commercially suitable quantities and at an acceptable cost; or
•	be successfully commercialized by us or by collaborators.
Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable and continue to support the development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failure in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies or clinical trials involving any of our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of an IND, the initiation or continuation of human clinical trials, or a new drug application or biologics license application to obtain regulatory approval from the FDA in the U.S. to market and sell the product.
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

In order to develop our product candidates and support our operations beyond 18 months from September 30, 2010, we expect that we will need to raise additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our business and business prospects.
We anticipate that our existing cash and cash equivalents and short-term investments on hand from September 30, 2010, together with proceeds we expect to receive from our existing license and collaboration agreement will enable us to operate for at least 18 months. We have no other committed sources of additional capital at this time. This estimate assumes that we complete the ongoing Phase 2 clinical trial of FV-100 in the fourth quarter of 2010 and complete our Phase 1b multiple ascending dose trial of INX-189 in the first quarter of 2011. This estimate does not include the direct costs associated with continuing the clinical development of FV-100 or INX-189 beyond these ongoing clinical trials, or the impact of any other significant transaction or change in strategy or development plans in the future.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 18 months to continue the development of our product candidates, or possibly sooner in the event we enter into other transactions or change our strategy or development plans, we may need to secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
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

Date: November 15, 2010	INHIBITEX, INC

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