Form 10-Q
period 2011-03-31
INHIBITEX, INC.
filed 2011-05-06
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2011 76,133,041 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	Dec 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,036,760	$8,554,151
Short-term investments	3,001,485	11,014,747
Prepaid expenses and other current assets	365,973	599,042
Accounts receivable	82,730	178,654

Total current assets	13,486,948	20,346,594
Property and equipment, net	915,074	1,090,029
Other assets	85,395	52,514

Total assets	$14,487,417	$21,489,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,795,289	$2,768,020
Accrued expenses	3,656,534	2,917,347
Current portion of notes payable	243,056	243,056
Current portion of capital lease obligations	125,335	180,792
Current portion of deferred revenue	341,667	129,167
Other current liabilities	432,941	238,703

Total current liabilities	6,594,822	6,477,085
Long-term liabilities:
Notes payable, net of current portion	243,055	303,819
Other liabilities, net of current portion	802,698	867,455

Total long-term liabilities	1,045,753	1,171,274

Total liabilities	7,640,575	7,648,359
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2011 and December 31, 2010, none issued and outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized at March 31, 2011 and December 31, 2010, respectively; 62,439,215 and 62,423,358 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	62,439	62,423
Additional paid-in capital	270,663,911	270,187,742
Accumulated other comprehensive income	1,081	542
Warrants	11,145,558	11,145,558
Accumulated deficit	(275,026,147)	(267,555,487)

Total stockholders’ equity	6,846,842	13,840,778

Total liabilities and stockholders’ equity	$14,487,417	$21,489,137

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
License fees and milestones	$37,500	$749,167
Collaborative research and development	250,000	250,000

Total revenue	287,500	999,167
Operating expense:
Research and development	6,572,810	4,789,615
General and administrative	1,197,183	1,024,041

Total operating expense	7,769,993	5,813,656

Loss from operations	(7,482,493)	(4,814,489)
Other income, net	8,638	3,520
Interest income, net	3,195	17,816

Net loss	$(7,470,660)	$(4,793,153)

Basic and diluted net loss per share	$(0.12)	$(0.08)

Weighted average shares used to compute basic and diluted net loss per share	62,437,220	61,561,030

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(7,470,660)	$(4,793,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,955	161,908
Share-based compensation	464,857	134,835
Amortization of investment premium or discount	13,801	158,154
Changes in operating assets and liabilities:
Prepaid expenses and other assets	200,188	(18,355)
Accounts receivable	95,924	(65,923)
Accounts payable and other liabilities	(843,250)	753,926
Accrued expenses	739,187	203,859
Deferred revenue	212,500	(37,500)

Net cash used in operating activities	(6,412,498)	(3,502,249)

Cash flows from investing activities:
Purchases of property and equipment	—	(42,848)
Purchases of investments	—	(2,312,338)
Proceeds from maturities	8,000,000	3,250,000

Net cash provided by investing activities	8,000,000	894,814

Cash flows from financing activities:
Payments on promissory notes and capital leases	(116,221)	(127,780)
Proceeds from the issuance of common stock	11,328	2,209

Net cash used in financing activities	(104,893)	(125,571)

Increase (decrease) in cash and cash equivalents	1,482,609	(2,733,006)
Cash and cash equivalents at beginning of period	8,554,151	11,290,332

Cash and cash equivalents at end of period	$10,036,760	$8,557,326

Supplemental cash flow information:
Interest paid	$5,716	$10,960
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
The Company is currently focused on developing oral, small molecule compounds to treat viral infections, and in particular, chronic infections caused by hepatitis C virus (“HCV”), and herpes zoster, also referred to as shingles, which is caused by the varicella zoster virus (“VZV”). Currently available antiviral therapies that are used to treat these and other infections have a number of therapeutic limitations that include inadequate potency, significant adverse side effects, complex and inconvenient dosing schedules and diminishing efficacy due to the emergence of drug-resistant viruses. The Company believes that its antiviral drug candidates have the potential to address a number of these limitations, as well as unmet medical needs in their respective intended indications. In addition to the Company’s antiviral programs, it has also licensed the rights to certain intellectual property from its MSCRAMM protein platform to Pfizer for the development of active vaccines to prevent staphylococcal infections.
The Company has not received regulatory approval for any of its product candidates, and the Company does not have any commercialization capabilities; therefore, it is possible that the Company may never successfully derive any significant revenues from any of its existing or future product candidates.
The Company plans to continue to finance its operations with its existing cash, cash equivalents and short-term investments; through future equity and/or debt financings; with proceeds from existing or potential future collaborations or partnerships; or through other financing vehicles. The Company’s ability to continue its operations is dependent, in the near-term, upon managing its cash resources, the successful development of its product candidates, entering into collaboration or partnership agreements, executing future financings and ultimately, upon the approval of its products for sale and achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company in the future, or that the Company will ever generate significant revenue and become profitable.
2. Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of the Company’s management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.
The Company’s significant accounting policies have not changed since December 31, 2010, except as outlined below:
Recent Accounting Pronouncements.
In April 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance for applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, the Company may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This amendment was effective on a prospective basis for research and development milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption was permitted. This amendment was effective for the Company beginning January 1, 2011. The adoption of this amendment did not have a material impact on the Company’s consolidated financial position or results of operations.
In October 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. The guidance requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated and; then allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. This amendment was effective for the Company beginning January 1, 2011. The adoption of this amendment did not have a material impact on the Company’s consolidated financial position or results of operations.

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
The following table sets forth the computation of historical basic and diluted net loss per share

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(7,470,660)	$(4,793,153)

Weighted average common shares outstanding used to compute basic and diluted earnings per share	62,437,220	61,561,030
Dilutive effect of:
Stock options	—	—
Warrants	—	—

Shares used to compute diluted earnings per share	62,437,220	61,561,030

Basic net loss per share	$(0.12)	$(0.08)

Diluted net loss per share	$(0.12)	$(0.08)

Number of antidilutive stock options excluded from computation	6,853,650	5,720,937
Number of antidilutive warrants excluded from computation	12,868,100	14,047,015
4. Comprehensive Loss
The components of comprehensive loss for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(7,470,660)	$(4,793,153)
Change in net unrealized gains (losses) on investments	539	(14,467)

Comprehensive loss	$(7,470,121)	$(4,807,620)

5. Fair Value Measurements
The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2011, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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

There have been no transfers of assets or liabilities between the fair value measurement classifications.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
March 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$9,600,559	$9,600,559	$—	$—
Short-term investments available-for-sale	3,001,485	—	3,001,485	—

Total	$12,602,044	$9,600,559	$3,001,485	$—

Cash equivalents consist of money market funds. Short-term investments consist of commercial paper and corporate debt notes classified as available-for-sale and have original maturities greater than 90 days, but less than 365 days from the date of acquisition.
The Company has had no realized gains or losses from the sale of investments for the three months ended March 31, 2011. The following table shows the unrealized gains and losses and fair values for those investments as of March 31, 2011 and December 31, 2010 aggregated by major security type:

		Unrealized	Unrealized
March 31, 2011	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$9,600,559	$—	$—	$9,600,559
Commercial paper	2,498,525	1,045	—	2,499,570
Corporate debt	501,879	36	—	501,915

Total	$12,600,963	$1,081	$—	$12,602,044

		Unrealized	Unrealized
December 31, 2010	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$7,932,606	$—	$—	$7,932,606
Commercial paper	6,494,842	2,713	—	6,497,555
Corporate debt	4,519,363	221	(2,392)	4,517,192

Total	$18,946,811	$2,934	$(2,392)	$18,947,353

As of March 31, 2011, the Company had no investments in an unrealized loss position. All available-for-sale securities held at March 31, 2011 will mature within one year.
6. Research and License Agreements
Out-licensing Agreements
Pfizer (Wyeth). In August 2001, the Company entered into an exclusive worldwide license and development collaboration agreement with Wyeth Pharmaceuticals, Inc., (“Wyeth”), which has since been acquired by Pfizer, Inc. (“Pfizer”) for the development of active staphylococcal vaccines for humans. Under the terms of this agreement, the Company granted Pfizer an exclusive worldwide license to its MSCRAMM protein intellectual property with respect to human vaccines against staphylococcal organisms. The development, manufacture and sale of any products resulting from the collaboration are the responsibility of Pfizer. The Company is required to commit two full-time equivalent employees to the collaboration. The Company may terminate the agreement if Pfizer fails to use reasonable commercial efforts to bring related products to market. Pfizer may terminate the agreement, without cause, upon six months notice. Otherwise, this agreement will terminate upon the expiration of all of the licensed patents in 2023.

Pursuant to this agreement, the Company has received $8,750,000 in an upfront license fee and annual research support payments and $666,667 in milestone payments from Pfizer as of March 31, 2011. The Company is entitled to receive minimum research support payments of $1,000,000 per year until a target sales threshold of any product developed under this agreement is reached. The Company is also entitled to receive additional milestones upon the commencement of Phase 2 and Phase 3 clinical trials, the filing of a Biologic License Application (“BLA”), and United States Food and Drug Administration (“FDA”) approval of a licensed product. If all such milestones are achieved relative to one licensed product, the Company would be entitled to receive a minimum of $10,000,000 in additional milestone payments from Pfizer. Finally, the Company is also entitled to royalties on net sales of licensed products manufactured, sold or distributed by Pfizer.
The Company continues to amortize the upfront, non-refundable license fees on a straight-line basis over the term of such commitment as one unit of accounting. Revenue received for the ongoing research and development activities under the collaborative arrangement is recognized as these activities are performed or accomplished pursuant to the terms of the related agreement. Development milestone payments are recognized as revenue when the Company has achieved the specific milestone and collectability is assured. Any amounts received in advance of the performance of the related activities are recorded as deferred revenue until earned. For the three months ended March 31, 2011 and 2010, the Company reported revenue of $287,500 and $954,167, respectively, under this agreement. As of March 31, 2011 and December 31, 2010, the Company had deferred revenue in connection with this agreement of $341,667 and $129,667, respectively.
7. Subsequent Events
On April 12, 2011, the Company closed a public offering of 13,182,927 shares of its common stock (including 1,719,512 shares sold to the underwriters to cover over-allotments), at a purchase price of $4.10 per share, for an aggregate offering amount of $54,050,000. The net proceeds from the sale of the shares, after underwriting discounts and commissions and other offering expenses, was approximately $50,600,000. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, including a Phase 2 clinical trial for INX-189, a nucleotide polymerase inhibitor that it is developing for the treatment of chronic hepatitis C infections, and research and development expenses related to its other development programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	The time frame in which a Phase 2 clinical program of INX-189 can be initiated and the nature and extent of the contemplated Phase 2 studies;

•	the plan to nominate a second HCV nucleotide polymerase inhibitor for advancement into an investigational new drug application (“IND)” enabling preclinical development in the second half of 2011;

•	the timing of the strategic review and finalization of potential development plans for FV-100;

•	our ability to successfully advance the clinical development of INX-189, FV-100, preclinical development of our second HCV nucleotide polymerase inhibitor and any of our product candidates;

•	the number of months that our current cash, cash equivalents and short-term investments will allow us to operate;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

•	our potential future revenue from collaborative research agreements, partnerships, license agreements, product related revenue or materials transfer agreements;

•	the potential of our product candidates to address a number of current therapeutic limitations, such as inadequate potency, significant adverse side effects, complex and inconvenient dosing schedules and diminishing efficacy due to the emergence of drug-resistant viruses; and

•	anticipated future net losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: that we, the FDA, a data safety monitoring board, or an institutional review board (“IRB”) delaying, limiting, suspending or terminating the clinical development of FV-100 or INX-189 at any time for a lack of safety, tolerability, anti-viral activity, commercial viability, regulatory and manufacturing issues, or any other reason; the safety or efficacy results of ongoing or future preclinical studies and clinical trials of INX-189 not supporting its further development; FV-100 not demonstrating sufficient activity or potential in reducing the incidence and severity of shingles-related sub-acute pain (“ PHN”) to be clinically relevant or commercially viable; the results of preclinical studies or clinical trials for our product candidates being unfavorable or delayed; our capacity for recruiting and managing clinical trials; our ability to comply with the extensive government regulations applicable to our business; our limited experience in the development of small molecule antiviral product candidates and our ability to develop our product candidates or manage our operations in the future; the Company not being able to identify and nominate an additional HCV nucleotide polymerase to enter IND-enabling preclinical studies on a timely basis, if at all; Pfizer not terminating our license and collaborative research agreements; our ability to maintain sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently; our ability to secure and use qualified third-party clinical and preclinical research and data management organizations; third party manufacturers not fulfilling their contractual obligations or otherwise performing satisfactorily in the future; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our ability, or that of our clinical investigators, to enroll patients in our clinical trials or on a timely basis; our failure to obtain regulatory approval to advance the clinical development of or market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringing on the intellectual property rights of others; our collaborators failing to fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” section herein) and risk factors described in or referred to in greater detail in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2010. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and which been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
Inhibitex® and MSCRAMM® are registered trademarks of Inhibitex, Inc.
The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company that was incorporated in the state of Delaware in May 1994. We are currently focused on developing oral, small molecule compounds to treat viral infections, and in particular, chronic infections caused by HCV, and herpes zoster, also referred to as shingles, which is caused by VZV. Currently available antiviral therapies that are used to treat these and other infections have a number of therapeutic limitations that include inadequate potency, significant adverse side effects, complex and inconvenient dosing schedules and diminishing efficacy due to the emergence of drug-resistant viruses. We believe that our antiviral drug candidates have the potential to address a number of these limitations, as well as unmet medical needs in their respective intended indications. In addition to our antiviral programs, we have also licensed the rights to certain intellectual property from our MSCRAMM protein platform to Pfizer for the development of active vaccines to prevent staphylococcal infections.
We have not received regulatory approval to sell or market any of our current or past product candidates, nor do we currently have any commercialization capabilities. Therefore, it is possible that we may never successfully derive any commercial revenues from any of our existing or future product candidates.
Recent Corporate Developments
INX-189 for Chronic Hepatitis C: In March 2011, we announced positive top-line safety and antiviral data from our multiple ascending dose Phase 1b clinical trial of INX-189, an oral nucleotide polymerase inhibitor being developed to treat chronic infections caused by hepatitis C virus (HCV). INX-189, dosed once-daily at 9, 25, 50 and 100 mg for seven days, demonstrated potent and dose-dependent antiviral activity with median HCV RNA reductions from baseline of -0.64, -1.00, -1.47, and -2.53 log10 IU/mL, respectively. The median HCV RNA decline from baseline observed in patients that received placebo was -0.20 log10 IU/mL. Further, INX-189, dosed once-daily in combination with ribavirin for seven days at 9 mg and 25 mg resulted in median HCV RNA reductions from baseline of -0.75 and -1.56 log10 IU/mL, respectively. The median HCV RNA change from baseline observed in patients that received placebo and ribavirin was +0.04 log10 IU/mL. In addition, data from the Phase 1b study indicate that (i) no patients experienced viral breakthrough, (ii) INX-189 was generally well tolerated, and (iii) clinically meaningful decreases in alanine transaminase (ALT) levels were observed for patients receiving INX-189.
In February 2011, we reported that the U.S. Food and Drug Administration (FDA) designated the investigation of INX-189 as a Fast Track development program. Under the FDA Modernization Act of 1997, Fast Track programs are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life threatening conditions and that demonstrate the potential to address unmet medical needs.
Public Offering: In April 2011, we announced that we had completed a public offering of 13,182,927 shares of our common stock, at a purchase price of $4.10 per share, for an aggregate offering amount of $54 million. The net proceeds to us, after underwriting discounts and commissions and other offering expenses, were approximately $50.6 million.

Near-Term 2011 Goals
•	Initiate a Phase 2 clinical development program for INX-189 in HCV genotype 1, 2 and 3 patients that demonstrates the compound’s potent pan-genotypic antiviral activity and high genetic barrier to resistance in combination therapy
•	Nominate a second HCV nucleotide polymerase inhibitor for advancement into IND-enabling preclinical development in the second half of 2011
•	Complete the ongoing strategic review of and finalize potential developmental plans for FV-100 in mid-2011 as a product candidate with the potential to reduce shingles-associated post-herpetic neuralgia (PHN) and sub-acute pain
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
There has been no change in these critical accounting policies used to create the underlying accounting assumptions and estimates used in 2011.
In April 2010, the FASB amended the guidance for applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, we may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This amendment is effective on a prospective basis for research and development milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this amendment did not have a material impact on our consolidated financial position or results of operations.
In October 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. The guidance requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; and then allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. This amendment was effective for the Company beginning January 1, 2011. The adoption of this amendment did not have a material impact on our consolidated financial position or results of operations.
Results of Operations
Three Months Ended March 31, 2011 and 2010
Summary. We reported a net loss for the first quarter of 2011 of $7.5 million, as compared to a net loss of $4.8 million in the first quarter of 2010. The $2.7 million increase in net loss in the first quarter of 2011 was primarily the result of higher research and development expense and lower revenues, and to a lesser extent, higher general and administrative expense and lower net interest income. Basic and diluted net loss per share was $0.12 for the first quarter of 2011 compared to $0.08 for the first quarter of 2010.
We expect to incur losses for the foreseeable future as we intend to continue to support the clinical and preclinical development of our antiviral programs.

Revenue. Revenue decreased to $0.3 million in the first quarter of 2011 from $1.0 million in the first quarter of 2010, as a result of a $0.7 million milestone payment earned in the first quarter of 2010 that did not recur in the first quarter of 2011.
Research and Development Expense. Research and development expense increased to $6.6 million during the three months ended March 31, 2011 from $4.8 million in the same quarter of 2010. The following table summarizes the components of our research and development expense for the three months ended March 31, 2011 and 2010.

	March 31,
	2011	2010
	(In millions)
Direct clinical, preclinical, manufacturing and milestone expenses	$4.3	$2.6
Salaries, benefits and share-based compensation expense	1.3	1.0
License fees, patent-related legal and other expenses	0.5	0.7
Depreciation and facility related expenses	0.5	0.5

Total research and development expense	$6.6	$4.8

Direct clinical, preclinical, manufacturing and milestone expenses increased by $1.7 million primarily due to a $2.1 million increase in direct expenses associated with the INX-189 Phase 1b clinical trial, offset in part by a decrease in direct expenses of $0.4 million associated with the FV-100 Phase 2 program. Salaries, benefits and share-based compensation expense increased due to higher salary and benefits and non-cash share-based compensation expenses. License fees, patent-related legal fees and other expenses decreased due to slightly lower patent-related legal fees and other laboratory supply expenses.
General and Administrative Expense. General and administrative expense increased to $1.2 million for the three months ended March 31, 2011 from $1.0 million in the same quarter of 2010. The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2011 and 2010.

	March 31,
	2011	2010
	(In millions)
Salaries, benefits and share-based compensation expense	$0.6	$0.4
Professional and legal fees	0.3	0.3
Other expenses	0.3	0.3

Total general and administrative expense	$1.2	$1.0

Salaries, benefits and share-based compensation expense increased largely due to an increase in non-cash, share-based compensation expense and a slight increase in salaries and benefits.
Liquidity and Capital Resources
For the three months ended March 31, 2011, cash, cash equivalents and short-term investments decreased by $6.6 million, from $19.6 million to $13.0 million. This decrease was primarily the result of net cash used for operating activities and, to a lesser extent, the repayment of capital lease obligations and notes payable.
Net cash used for operating activities was $6.4 million for the three months ended March 31, 2011, which reflected our net loss for the period of $7.5 million, offset by a decrease in operating assets of $0.3 million, a net increase in operating liabilities of $0.1 million and non-cash charges of $0.7 million. Our net loss resulted largely from the funding of clinical trials, preclinical studies, manufacturing expenses, other research and development activities, and general and administrative expenses, offset in part by the amortization of deferred revenue from our license and collaboration agreements and net interest income. The net change in operating assets and liabilities reflects, a $0.2 million decrease in prepaid and other expenses, a $0.1 million decrease in accounts receivable, a $0.7 million increase in accrued expenses and a $0.2 million increase in deferred revenue, offset by a $0.8 million decrease in accounts payable and other liabilities.
Net cash provided from investing activities during the three months ended March 31, 2011 was $8.0 million, which consisted of $8.0 million in proceeds from our short-term investments.
Net cash used for financing activities during the three months ended March 31, 2011 was $0.1 million which was largely due to the scheduled payments on capital leases and notes payable.
At March 31, 2011, our cash, cash equivalents and short-term investments totaled $13.0 million and our investments had a planned average maturity of less than 12 months. Our cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, generally consisting of commercial paper, corporate debt notes and money market accounts.

On April 12, 2011, subsequent to the end of the first quarter, the Company closed a public offering of 13,182,927 shares of its common stock (including 1,719,512 shares sold to the underwriters to cover over-allotments), at a purchase price of $4.10 per share, for an aggregate offering amount of approximately $54 million. The net proceeds from the sale of the shares, after underwriting discounts and commissions and other offering expenses, was approximately $50.6 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including a Phase 2 clinical trial for INX-189, and research and development expenses related to our other development programs.
Our future funding requirements are difficult to determine and will depend on a number of factors, including:
•	our development timelines and plans for our INX-189, FV-100 and any of our product candidates, including any changes in our strategy;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials:

•	the variability, timing and costs associated with conducting preclinical studies, and the results of these studies;

•	the cost of formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

•	whether we receive regulatory approval to advance the clinical development of our product candidates in a timely manner, if at all;

•	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

•	the scope and size of our research and development efforts;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish in the future;

•	future payments we may receive or make under existing or future license or collaboration agreements, if any;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical development of our product candidates on our planned timelines, we believe that our existing cash, cash equivalents and short-term investments of $13.0 million as of March 31, 2011, plus the $50.6 million in net proceeds from the public offering that we closed in April 2011, along with the anticipated proceeds from our existing license and collaboration agreements, will enable us to operate for a period of at least 21 months from March 31, 2011.
We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 21 months to continue the development of our product candidates, or possibly sooner in the event we enter into other transactions or change our strategy or development plans, we may need to raise or secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time achieving acceptable yields without any significant risk. To achieve this objective, cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, consisting of U.S. treasury securities, U.S. government agency securities, commercial paper, corporate debt and money market accounts that have an average maturity date of less than 12 months. If a 10% change in interest rates were to have occurred on March 31, 2011, this change would not have had a material effect on future earnings, cash flows or the fair value of our investment portfolio as of that date.
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

ITEM 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A.	RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our ability to continue to operate our business, our financial condition, or our ability to raise additional capital in the future, or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed, except as set forth below.
Risks Relating to our Development of our Product Candidates
In order to develop our product candidates and support our operations beyond 21 months from March 31, 2011, we expect that we will need to raise or secure additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our business and business prospects.
We anticipate that our existing cash and cash equivalents and short-term investments on hand as of March 31, 2011, plus the $50.6 million in net proceeds from the public offering closed in April 2011, along with the anticipated proceeds from our existing license and collaboration agreements, will enable us to operate for a period of at least 21 months from March 31, 2011. We have no other committed sources of additional capital at this time. We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 21 months to continue the development of our product candidates, or possibly sooner in the event we enter into other transactions or change our strategy or accelerate our development plans, we will need to secure additional capital. We would expect to fund the Company primarily through the sale of additional common stock or other equity securities, as well as through proceeds from licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
The timing and extent of our future financing needs will depend on many factors, some of which are very difficult to predict and others that may be beyond our control, including:
•	our development timelines and plans for INX-189, FV-100 and any of our product candidates, including any changes in our strategy;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials:

•	the variability, timing and costs associated with conducting preclinical studies, and the results of these studies;

•	the cost of formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

•	whether we receive regulatory approval to advance the clinical development of our product candidates in a timely manner, if at all;

•	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

•	the scope and size of our research and development efforts;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish in the future;

•	future payments we may receive or make under existing or future license or collaboration agreements, if any;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

ITEM 6.	EXHIBITS
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description

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

Date: May 6, 2011	INHIBITEX, INC
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