Form 10-Q
period 2011-06-30
INHIBITEX, INC.
filed 2011-08-09
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2011 78,185,452 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,713,120	$8,554,151
Short-term investments	33,946,530	11,014,747
Prepaid expenses and other current assets	1,016,097	599,042
Accounts receivable	74,592	178,654

Total current assets	51,750,339	20,346,594
Property and equipment, net	828,680	1,090,029
Long-term investments	7,297,127	—
Other assets	54,053	52,514

Total assets	$59,930,199	$21,489,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,305,001	$2,768,020
Accrued expenses	1,987,345	2,917,347
Current portion of notes payable	243,056	243,056
Capital lease obligations	68,313	180,792
Deferred revenue	54,167	129,167
Other current liabilities	304,663	238,703

Total current liabilities	4,962,545	6,477,085
Long-term liabilities:
Notes payable, net of current portion	182,291	303,819
Other liabilities, net of current portion	743,655	867,455

Total long-term liabilities	925,946	1,171,274

Total liabilities	5,888,491	7,648,359
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2011 and December 31, 2010, none issued and outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 77,889,178 and 62,423,358 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	77,889	62,423
Additional paid-in capital	325,856,561	270,187,742
Accumulated other comprehensive income	375	542
Warrants	8,392,001	11,145,558
Accumulated deficit	(280,285,118)	(267,555,487)

Total stockholders’ equity	54,041,708	13,840,778

Total liabilities and stockholders’ equity	$59,930,199	$21,489,137

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
License fees and milestones	$37,500	$37,500	$75,000	$786,667
Collaborative research and development	250,000	250,000	500,000	500,000

Total revenue	287,500	287,500	575,000	1,286,667
Operating expense:
Research and development	4,599,325	4,915,899	11,172,135	9,705,514
General and administrative	965,132	958,834	2,162,315	1,982,875

Total operating expense	5,564,457	5,874,733	13,334,450	11,688,389

Loss from operations	(5,276,957)	(5,587,233)	(12,759,450)	(10,401,722)
Other income (loss), net	(36)	12,194	8,602	15,714
Interest income, net	18,022	16,249	21,217	34,065

Net loss	$(5,258,971)	$(5,558,790)	$(12,729,631)	$(10,351,943)

Basic and diluted net loss per share	$(0.07)	$(0.09)	$(0.19)	$(0.17)

Weighted average shares used to compute basic and diluted net loss per share	75,071,418	61,835,222	68,789,220	61,698,884

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(12,729,631)	$(10,351,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	322,920	323,839
Share-based compensation	728,365	276,354
Amortization of investment premium or discount	135,908	305,325
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(418,594)	157,077
Accounts receivable	104,062	(6,795)
Accounts payable and other liabilities	(520,859)	629,575
Accrued expenses	(930,002)	(119,122)
Deferred revenue	(75,000)	175,000

Net cash used in operating activities	(13,382,831)	(8,610,690)

Cash flows from investing activities:
Purchases of property and equipment	(61,571)	(42,848)
Purchases of investments	(41,364,985)	(11,586,670)
Proceeds from maturities of investments	11,000,000	15,506,000

Net cash provided by (used in) investing activities	(30,426,556)	3,876,482

Cash flows from financing activities:
Payments on promissory notes and capital leases	(234,007)	(178,820)
Proceeds from the exercise of stock options and warrants	1,615,336	530,147
Proceeds from the issuance of common stock	50,807,000	—
Public offering expenses	(219,973)	—

Net cash provided by financing activities	51,968,356	351,327

Increase (decrease) in cash and cash equivalents	8,158,969	(4,382,881)
Cash and cash equivalents at beginning of period	8,554,151	11,290,332

Cash and cash equivalents at end of period	$16,713,120	$6,907,451

Supplemental cash flow information:
Interest paid	$10,206	$21,235

Non-cash financing activities:
Issuance of common stock from cashless warrant exercise	$90,431	$—
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
The Company is currently focused on developing oral, small molecule compounds to treat viral infections, and in particular, chronic infections caused by hepatitis C virus (“HCV”), and herpes zoster, also referred to as shingles, which is caused by the varicella zoster virus (“VZV”). Currently available antiviral therapies that are used to treat these and other infections have a number of therapeutic limitations that include inadequate potency, significant adverse side effects, complex and inconvenient dosing schedules and diminishing efficacy due to the emergence of drug-resistant viruses. The Company believes that its antiviral drug candidates have the potential to address a number of these limitations, as well as unmet medical needs in their respective intended indications. In addition to the Company’s antiviral programs it has licensed certain intellectual property from its MSCRAMM protein platform to Pfizer for the development of active vaccines to prevent staphylococcal infections.
The Company has not received regulatory approval for any of its product candidates, and the Company does not have any commercialization capabilities; therefore, it is possible that the Company may never successfully derive any significant revenues from any of its existing or future product candidates.
The Company plans to continue to finance its operations with its existing cash, cash equivalents and investments; through future equity and/or debt financings; with proceeds from existing or potential future collaborations or partnerships; or through other financing vehicles. The Company’s ability to continue its operations is dependent, in the near-term, upon managing its cash resources, the successful development of its product candidates, entering into collaboration or partnership agreements, executing future financings and ultimately, upon the approval of its products for sale and achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to the Company in the future, or that the Company will ever generate significant revenue and become profitable.
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
The Company’s significant accounting policies have not changed since December 31, 2010, except as outlined below:
Recent Accounting Pronouncements.
In June 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance for reporting other comprehensive income. Under this amendment, the Company has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the Company will be required to display reclassification adjustments to be displayed on the face of the financial statements in which other comprehensive income is reported or disclosed in the notes to the financial statements. This amendment should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This amendment is effective for the Company beginning January 1, 2012. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB amended the guidance for reporting fair value measurements and disclosure requirements. The amendments in this update change the wording used to describe the requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. This amendment should be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The amendment is effective for the Company beginning January 1, 2012. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
The following table sets forth the computation of historical basic and diluted net loss per share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(5,258,971)	$(5,558,790)	$(12,729,631)	$(10,351,943)

Weighted average common shares outstanding used to
compute basic earnings per share	75,071,418	61,835,222	68,789,220	61,698,884
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—

Shares used to compute diluted earnings per share	75,071,418	61,835,222	68,789,220	61,698,884

Basic net loss per share	$(0.07)	$(0.09)	$(0.19)	$(0.17)

Diluted loss per share	$(0.07)	$(0.09)	$(0.19)	$(0.17)

Number of antidilutive stock options excluded from computation	6,325,299	5,660,098	6,325,299	5,660,098

Number of antidilutive warrants excluded from computation	10,732,147	13,460,107	10,732,147	13,460,107

4. Comprehensive Loss
The components of comprehensive loss for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(5,258,971)	$(5,558,790)	$(12,729,631)	$(10,351,943)
Change in net unrealized gains (losses) on investments	(706)	3,807	(167)	(10,660)

Comprehensive loss	$(5,259,677)	$(5,554,983)	$(12,729,798)	$(10,362,603)

5. Fair Value Measurements
The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2011, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The Company’s short-term and long-term investments have been classified as Level 2, which have been initially valued at the transaction price and subsequently revalued, at the end of each reporting period, utilizing a third party pricing service. The pricing service utilizes industry standard valuation models and observable market inputs to determine value that include surveying the bond dealer community, obtaining benchmark quotes, incorporating relevant trade data, and updating spreads daily.
There have been no transfers of assets or liabilities between the fair value measurement classifications.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$15,041,759	$15,041,759	$—	$—
Short-term investments available-for-sale	33,946,530	—	33,946,530	—
Long-term investments available-for-sale	7,297,127	—	7,297,127	—

Total	$56,285,416	$15,041,759	$41,243,657	$—

Cash equivalents consist of money market funds. Short-term investments consist of commercial paper and corporate debt notes classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of maturity. Long-term investments consist of debt securities of U.S. government agencies with maturities over 365 days from the date of maturity.
The Company has had no realized gains or losses from the sale of investments for the three months and six months ended June 30, 2011. The following table shows the unrealized gains and losses and fair values for those investments as of June 30, 2011 and December 31, 2010 aggregated by major security type:

		Unrealized	Unrealized
June 30, 2011	At Cost	Gains	(Losses)	At Fair Value
Short-term
Money market funds	$15,041,759	$—	$—	$15,041,759
Commercial paper	7,488,864	10,181	—	7,499,045
Corporate debt	26,454,326	5,817	(12,658)	26,447,485
Long-term
Debt securities of U.S. government agencies	7,300,092	—	(2,965)	7,297,127

Total	$56,285,041	$15,998	$(15,623)	$56,285,416

		Unrealized	Unrealized
December 31, 2010	At Cost	Gains	(Losses)	At Fair Value
Short-term
Money market funds	$7,932,606	$—	$—	$7,932,606
Commercial paper	6,494,842	2,713	—	6,497,555
Corporate debt	4,519,363	221	(2,392)	4,517,192

Total	$18,946,811	$2,934	$(2,392)	$18,947,353

As of June 30, 2011, the Company had investments in an unrealized loss position. The Company has determined that the unrealized losses on these investments at June 30, 2011 are temporary in nature and expects the securities to mature at their stated principal. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs bases, which may be maturity.
6. Stockholders’ Equity
Public Offering. In April 2011, the Company closed a public offering of 13,182,927 shares of its common stock, at a purchase price of $4.10 per share, for an aggregate offering amount of $54,050,000. The net proceeds from the sale of the shares, after underwriting discounts and commissions and other offering expenses, was $50,587,027. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, including a Phase 2 clinical trial for INX-189, a nucleotide polymerase inhibitor that it is developing for the treatment of chronic hepatitis C infections, and research and development expenses related to its other development programs.
Common Stock Warrants. For the six months ended June 30, 2011, a total of 2,135,183 warrants were exercised with a weighted average exercise price of $0.77 and a total Black-Scholes value of $2,749,873. As of June 30, 2011 and December 31, 2010, there were 10,732,147 and 12,868,100 warrants outstanding, respectively. As of June 30, 2011, all outstanding warrants are exercisable and expire from September 22, 2012 to September 26, 2018. The weighted average strike price as of June 30, 2011 and December 31, 2010 was $1.21 and $1.14, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	timing of initiation of a Phase 2 clinical trial for INX-189 in HCV-infected genotype 2 and 3 treatment naïve patients;

•	the plan and timing to evaluate the safety, tolerability and viral kinetics of doses greater than 100mg of INX-189 administered as monotherapy;

•	the plan and clinical strategy to advance the development of FV-100;

•	the timing of filing a protocol for a Phase 2b clinical trial of FV-100 and other related submissions to the FDA and obtain feedback;

•	the planned trial design and endpoints of the proposed Phase 2b clinical trial of FV-100 and whether such a study will be initiated;

•	the number of months that our current cash, cash equivalents and short-term investments will allow us to operate;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

•	our potential future revenue from collaborative research agreements, partnerships, license agreements, product related revenue or materials transfer agreements;

•	the potential of our product candidates to address a number of current therapeutic limitations, such as inadequate potency, significant adverse side effects, complex and inconvenient dosing schedules and diminishing efficacy due to the emergence of drug-resistant viruses; and

•	anticipated future net losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: our, the FDA, a data safety monitoring board, or an institutional review board (“IRB”), or Pfizer, delaying, limiting, suspending or terminating the clinical development of INX-189, FV-100 or Staphylococcal Vaccine at any time for a lack of safety, tolerability, anti-viral activity, commercial viability, regulatory and manufacturing issues, or any other reason; the safety or efficacy results of ongoing or future preclinical studies and clinical trials of any of our product candidates not supporting its further development; the results of preclinical studies or clinical trials for our product candidates being unfavorable or delayed; our capacity for recruiting and managing clinical trials; our ability to comply with the extensive government regulations applicable to our business; our limited experience in the development of small molecule antiviral product candidates and our ability to develop our product candidates or manage our operations in the future; Pfizer not terminating our license and collaborative research agreements; our ability to maintain sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently; our ability to secure and use qualified third-party clinical and preclinical research and data management organizations; third party manufacturers not fulfilling their contractual obligations or otherwise performing satisfactorily in the future; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our ability, or that of our clinical investigators, to enroll patients in our clinical trials or on a timely basis; our failure to obtain regulatory approval to advance the clinical development of or market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringing on the intellectual property rights of others; our collaborators failing to fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” section herein) and risk factors described in or referred to in greater detail in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2010 and our Form 10-Q for the quarter ended March 31, 2011. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and which been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
Inhibitex® and MSCRAMM® are registered trademarks of Inhibitex, Inc.
The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company that was incorporated in the state of Delaware in May 1994. We are currently focused on developing oral, small molecule compounds to treat viral infections, and in particular, chronic infections caused by HCV, and herpes zoster, also referred to as shingles, which is caused by VZV. Currently available antiviral therapies that are used to treat these and other infections have a number of therapeutic limitations that include inadequate potency, significant adverse side effects, complex and inconvenient dosing schedules and diminishing efficacy due to the emergence of drug-resistant viruses. We believe that our antiviral drug candidates have the potential to address a number of these limitations, as well as unmet medical needs in their respective intended indications. In addition to our antiviral programs we have licensed certain intellectual property from our MSCRAMM protein to Pfizer for the development of active vaccines to prevent staphylococcal infections.
We have not received regulatory approval to sell or market any of our current or past product candidates, nor do we currently have any commercialization capabilities. Therefore, it is possible that we may never successfully derive any commercial revenues from any of our existing or future product candidates.
Recent Corporate Developments
INX-189 for Chronic Hepatitis C — In August 2011, we announced that we expect to initiate a Phase 2 clinical trial of INX-189, our nucleotide polymerase inhibitor in development for the treatment of chronic infections caused by HCV, to evaluate its safety, tolerability and antiviral activity in combination with pegylated interferon and ribavirin in genotype 2 and 3 treatment naïve patients. The trial, which is being conducted under an investigational new drug application (“IND”) in the United States, is designed to enroll approximately 90 patients. The primary endpoint of the trial is a rapid virologic response (“RVR”), defined as HCV RNA below the level of detection after 28 days of dosing. Secondary endpoints include early virologic response (“EVR”), defined as HCV RNA below the level of detection after 12 weeks of dosing, extended early virologic response (“eEVR”), defined as HCV RNA below the level of detection after 28 days and 12 weeks of dosing, as well as sustained virologic response 12 (“SVR12”), and sustained virologic response 24 (“SVR24”) defined as HCV RNA below the level of detection 12 or 24 weeks after the completion of therapy, respectively. Patients will be randomized across four treatment arms as follows:
•	INX-189 25mg QD with pegylated interferon and ribavirin for 12 weeks and up to 24 weeks (n=25)

•	INX-189 50 mg QD with pegylated interferon and ribavirin for 12 weeks and up to 24 weeks (n=25)

•	INX-189 100 mg QD with pegylated interferon and ribavirin for 12 weeks and up to 24 weeks (n=25)

•	Placebo with pegylated interferon and ribavirin for 24 weeks (n=15)
Patients in the three treatment arms that include INX-189 with pegylated interferon and ribavirin and achieve a eEVR will terminate all therapy after 12 weeks. Patients in those treatment arms that do not achieve a eEVR will continue to receive pegylated interferon and ribavirin for an additional 12 weeks.
We also announced that we plan to initiate a clinical trial this quarter to evaluate the safety, tolerability and viral kinetics of INX-189 at doses higher than 100 mg, administered as monotherapy, to further assess the dose response relationship observed in a previous Phase 1b trial of INX-189.

Additionally, we indicated that that on June 15, 2011, European patent EP 2,097,434 that contains composition of matter and method of use claims to a family of phosphoramidate 2’-C-methyl guanosine nucleotides used for the treatment of chronic hepatitis C was granted. We licensed the exclusive, global rights to this patent family from Cardiff University in Wales, United Kingdom and Katholieke Universiteit in Leuven, Belgium in November 2007.
Finally, we will present two abstracts at the annual meeting of the American Association for the Study of Liver Diseases (“AASLD”) in San Francisco beginning November 4, 2011. On August 2, 2011, AASLD posted the titles of these abstracts on its website. The titles of the two abstracts are:
•	Antiviral Activity and Safety of INX-08189, a Nucleotide Polymerase Inhibitor, Following 7-Days of Oral Therapy in Naïve Genotype-1 Chronic HCV Patients

•	Preclinical Characterization of a Series of Highly Potent Phophorodiamidate Nucleotide Analogue Inhibitors of Hepatitis C Polymerase.
FV-100 — In August 2011, we announced that we intend to file a protocol and other supporting documents, including a patient reported outcomes (“PRO”) dossier, to the FDA later this quarter for a proposed Phase 2b trial of FV-100 in order to obtain feedback from the FDA on the protocol, its PRO methodology, and a regulatory pathway that could potentially support an indication for the reduction of shingles-associated pain and/or the incidence of post-herpetic neuralgia (“PHN”). The proposed Phase 2b trial would include approximately 600 shingles patients with the primary endpoint being the time to resolution of clinically significant shingles-associated pain, and a key secondary endpoint being the reduction in the incidence of PHN. Subject to satisfactory regulatory review and feedback concerning these and other proposed clinical endpoints and their potential to support an indication for the reduction of shingles-associated pain and/or incidence of PHN, we will determine whether we will initiate the proposed Phase 2b study of FV-100 in 2012.
Staphylococcal Vaccine — In August 2011, we announced our licensee and collaborator, Pfizer, Inc., has initiated a randomized, double-blind Phase 1/ 2 clinical trial to evaluate the safety, tolerability, and immunogenicity of three ascending dose levels of a 4-antigen Staphylococcus aureus (“S. aureus”) vaccine (SA4Ag) in 1,068 healthy adults. The vaccine contains an antigen originating from our proprietary MSCRAMM protein platform. Pfizer is responsible for all clinical development, manufacturing and marketing of the vaccine. The initiation of this trial triggers a milestone payment of $1.0 million to us, which we are also eligible to receive future regulatory milestones and royalties on any future net sales.
Public Offering — In April 2011, we completed a public offering of 13,182,927 shares of its common stock, at a purchase price of $4.10 per share, for an aggregate offering amount of $54 million. The net proceeds to us, after underwriting discounts and commissions and other offering expenses, were approximately $50.6 million.

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
In June 2011, FASB amended the guidance for reporting other comprehensive income. Under this amendment, we have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, we will be required to display reclassification adjustments to be displayed on the face of the financial statements in which other comprehensive income is reported or disclosed in the notes to the financial statements. This amendment should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This amendment is effective for us beginning January 1, 2012. The adoption of this amendment is not expected to have a material impact on our consolidated financial position or results of operations.
In May 2011, the FASB amended the guidance for reporting fair value measurements and disclosure requirements. The amendments in this update change the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. This amendment should be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The amendment is effective for us beginning January 1, 2012. The adoption of this amendment is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2010, the FASB amended the guidance for applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, we may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This amendment was effective on a prospective basis for research and development milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption was permitted. This amendment was effective for us beginning January 1, 2011. The adoption of this amendment did not have a material impact on our consolidated financial position or results of operations.
In October 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. The guidance requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated and; then allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. This amendment was effective for us beginning January 1, 2011. The adoption of this amendment did not have a material impact on our consolidated financial position or results of operations.
Results of Operations
Three Months Ended June 30, 2011 and 2010
Summary. We reported a net loss for the second quarter of 2011 of $5.3 million, as compared to a net loss of $5.6 million in the second quarter of 2010. The $0.3 million decrease in net loss in the second quarter of 2011 was primarily the result of lower research and development expense. Basic and diluted net loss per share were $0.07 for the second quarter of 2011 compared to $0.09 for the second quarter of 2010.
We expect to incur losses for the foreseeable future as we intend to continue to support the clinical and preclinical development of our product candidates.
Revenue. Revenue was $0.3 million in the second quarter of 2011 and 2010.

Research and Development Expense. Research and development expense decreased to $4.6 million during the three months ended June 30, 2011 from $4.9 million in the same quarter of 2010. The following table summarizes the components of our research and development expense for the three months ended June 30, 2011 and 2010.

	June 30,
	2011	2010
	(In millions)
Direct clinical, preclinical and manufacturing expense	$2.4	$3.0
Salaries, benefits and share-based compensation expense	1.2	1.0
License fees, patent-related legal and other expense	0.6	0.5
Depreciation and facility related expense	0.4	0.4

Total research and development expense	$4.6	$4.9

Direct clinical, preclinical and manufacturing expenses decreased by $0.6 million primarily due to a $0.7 million decrease in direct expenses associated with the completion of the FV-100 Phase 2 clinical trial, offset in part by an increase in direct expenses of $0.1 million associated with the clinical development of INX-189. Salaries, benefits and share-based compensation expense increased primarily due to an increase in research and development personnel. License fees, patent-related legal fees and other expense increased due to slightly higher laboratory supply expenses.
General and Administrative Expense. General and administrative expense was $1.0 million in the second quarter of 2011 and 2010. The following table summarizes the components of our general and administrative expense for the three months ended June 30, 2011 and 2010.

	June 30,
	2011	2010
	(In millions)
Salaries, benefits and share-based compensation expense	$0.4	$0.4
Professional and legal expense	0.2	0.3
Other expense	0.4	0.3

Total general and administrative expense	$1.0	$1.0

Professional and legal expense decreased primarily to lower legal expenses. Other expense increased due to slight increase in various other expenses.
Six Months Ended June 30, 2011 and 2010
Summary. We reported a net loss for the six months ended June 30, 2011 of $12.7 million, as compared to a net loss of $10.4 million in the same period in 2010. The $2.3 million increase in net loss for the six months ended June 30, 2011 was primarily the result of higher research and development expense and lower revenues, and to a lesser extent, higher general and administrative expense and lower net interest income. Basic and diluted net loss per share were $0.19 for the six months ended June 30, 2011 compared to $0.17 for the same period in 2010.
We expect to incur losses for the foreseeable future as we intend to continue to support the clinical and preclinical development of our antiviral programs.
Revenue. Revenue decreased to $0.6 million for the six months ended June 30, 2011 from $1.3 million in the same period in 2010, as a result of a $0.7 million milestone payment earned in the first quarter of 2010.
Research and Development Expense. Research and development expense increased to $11.2 million during the six months ended June 30, 2011 from $9.7 million in the same period of 2010. The following table summarizes the components of our research and development expense for the six months ended June 30, 2011 and 2010.

	June 30,
	2011	2010
	(In millions)
Direct clinical, preclinical and manufacturing expense	$6.7	$5.6
Salaries, benefits and share-based compensation expense	2.4	2.0
License fees, patent-related legal and other expense	1.2	1.2
Depreciation and facility related expense	0.9	0.9

Total research and development expense	$11.2	$9.7

Direct clinical, preclinical and manufacturing expense increased by $1.1 million primarily due to a $2.1 million increase in direct expenses associated with the clinical development of INX-189, including the Phase 1b clinical trial, offset by a decrease in direct expenses of $1.1 million associated with the completion of the FV-100 Phase 2 clinical trial. Salaries, benefits and share-based compensation expense increased primarily due to an increase in research and development personnel.
General and Administrative Expense. General and administrative expense increased to $2.2 million for the six months ended June 30, 2011 from $2.0 million in the same period of 2010. The following table summarizes the components of our general and administrative expense for the six months ended June 30, 2011 and 2010.

	June 30,
	2011	2010
	(In millions)
Salaries, benefits and share-based compensation expense	$1.0	$0.8
Professional and legal expense	0.6	0.6
Other expense	0.6	0.6

Total general and administrative expense	$2.2	$2.0

Salaries, benefits and share-based compensation expense increased largely due to an increase in non-cash, share-based compensation expense.
Liquidity and Capital Resources
For the six months ended June 30, 2011, cash, cash equivalents and investments increased by $38.4 million, from $19.6 million to $58.0 million. This increase was primarily the result of net cash received from our public offering offset by cash used for operating activities and, to a lesser extent, the repayment of capital lease obligations and notes payable.
Net cash used for operating activities was $13.4 million for the six months ended June 30, 2011, which reflected our net loss for the period of $12.7 million, an increase in net operating assets of $0.3 million, and net decrease in operating liabilities of $1.6 million, offset by non-cash charges of $1.2 million. Our net loss resulted largely from the funding of clinical trials, preclinical studies, manufacturing and formulation expenses, other research and development activities, and general and administrative expenses, offset in part by the revenue from our license and collaboration agreements and net interest income. The net change in operating assets and liabilities reflects a $0.4 million increase in prepaid and other expenses, a $1.0 million decrease in accrued expenses, a $0.1 million decrease in deferred revenue, and a $0.5 million decrease in accounts payable and other liabilities, offset by a $0.1 million decrease in accounts receivable.
Net cash used for investing activities during the six months ended June 30, 2011 was $30.4 million, which consisted of $41.3 million in purchases of investments and $0.1 million in purchases of equipment, offset by $11.0 million in proceeds from maturities of short-term investments.
Net cash provided from financing activities during the six months ended June 30, 2011 was $52.0 million which was largely due to $50.6 million in net proceeds from our public offering, $1.6 million in proceeds from the exercise of stock options and warrants, offset by $0.2 million in scheduled payments on our capital leases and notes payable.
At June 30, 2011, our cash, cash equivalents, short-term and long-term investments totaled $58 million and our investments had an average maturity of less than 12 months. Our cash, cash equivalents, short-term and long-term investments are generally held in a variety of interest-bearing instruments, generally consisting of money market accounts, commercial paper, corporate debt notes and U.S. government agencies.
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
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical development of our product candidates on our planned timelines, we believe that our existing cash, cash equivalents and investments of $58.0 million as of June 30, 2011 along with the anticipated proceeds from our existing license and collaboration agreements, will enable us to operate for a period of at least 18 months from June 30, 2011.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time achieving acceptable yields without any significant risk. To achieve this objective, cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, consisting of U.S. treasury securities, U.S. government agency securities, commercial paper, corporate debt and money market accounts that have an average maturity date of less than 12 months. If a 10% change in interest rates were to have occurred on June 30, 2011, this change would not have had a material effect on future earnings, cash flows or the fair value of our investment portfolio as of that date.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to our Development of our Product Candidates
In order to develop our product candidates and support our operations beyond 18 months from June 30, 2011, we expect that we will need to raise or secure additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our business and business prospects.
We anticipate that our existing cash, cash equivalents, short-term and long-term investments on hand as of June 30, 2011, along with the anticipated proceeds from our existing license and collaboration agreements, will enable us to operate for a period of at least 18 months from June 30, 2011. We have no other committed sources of additional capital at this time. We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 18 months to continue the development of our product candidates, or possibly sooner in the event we enter into other transactions or change our strategy or accelerate our development plans, we will need to secure additional capital. We would expect to fund the Company primarily through the sale of additional common stock or other equity securities, as well as through proceeds from licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
The timing and extent of our future financing needs will depend on many factors, some of which are very difficult to predict and others that may be beyond our control, including:
•	our development timelines and plans for INX-189, FV-100 and any of our product candidates, including any changes in our strategy;

•	the variability, timing and costs associated with conducting clinical trials, the rate of enrollment in such clinical trials and the results of these clinical trials:

•	the variability, timing and costs associated with conducting preclinical studies, and the results of these studies;

•	the cost of formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

•	whether we receive regulatory approval to advance the clinical development of our product candidates in a timely manner, if at all;

•	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

•	the scope and size of our research and development efforts;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish in the future;

•	future payments we may receive or make under existing or future license or collaboration agreements, if any;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

ITEM 6.	EXHIBITS
The following is a list of exhibits filed as part of this Report:

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011	INHIBITEX, INC

/s/ Russell H. Plumb
Russell H. Plumb
President, Chief Executive Officer,
Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of the Chief Executive Officer and Chief Financial Officer as Required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of the Chief Executive Officer and the Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.