Form 10-Q
period 2011-09-30
INHIBITEX, INC.
filed 2011-11-08
CIK 1274913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2011 78,293,482 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS
INHIBITEX, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,985,299	$8,554,151
Short-term investments	36,702,869	11,014,747
Prepaid expenses and other current assets	1,380,336	599,042
Accounts receivable	105,402	178,654

Total current assets	54,173,906	20,346,594
Property and equipment, net	687,734	1,090,029
Long-term investments	999,870	—
Other assets	78,740	52,514

Total assets	$55,940,250	$21,489,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,649,345	$2,768,020
Accrued expenses	2,537,305	2,917,347
Current portion of notes payable	243,056	243,056
Capital lease obligations	22,113	180,792
Deferred revenue	41,667	129,167
Other current liabilities	258,382	238,703

Total current liabilities	5,751,868	6,477,085
Long-term liabilities:
Notes payable, net of current portion	121,527	303,819
Other liabilities, net of current portion	688,830	867,455

Total long-term liabilities	810,357	1,171,274

Total liabilities	6,562,225	7,648,359
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2011 and December 31, 2010, none issued and outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 78,286,957 and 62,423,358 shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively	78,287	62,423
Additional paid-in capital	326,584,914	270,187,742
Accumulated other comprehensive (loss) income	(33,006)	542
Warrants	8,309,413	11,145,558
Accumulated deficit	(285,561,583)	(267,555,487)

Total stockholders’ equity	49,378,025	13,840,778

Total liabilities and stockholders’ equity	$55,940,250	$21,489,137

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
License fees and milestones	$1,012,500	$37,500	$1,087,500	$824,167
Collaborative research and development.	250,000	250,000	750,000	750,000

Total revenue	1,262,500	287,500	1,837,500	1,574,167
Operating expense:
Research and development	5,675,394	4,700,987	16,847,529	14,406,501
General and administrative	888,887	877,177	3,051,202	2,860,052

Total operating expense	6,564,281	5,578,164	19,898,731	17,266,553

Loss from operations.	(5,301,781)	(5,290,664)	(18,061,231)	(15,692,386)
Other income (loss), net	(7,118)	(1,107)	1,484	14,607
Interest income, net	32,434	18,309	53,651	52,374

Net loss	$(5,276,465)	$(5,273,462)	$(18,006,096)	$(15,625,405)

Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.25)	$(0.25)

Weighted average shares used to compute basic and diluted net loss per share	78,119,694	62,248,265	71,933,556	61,884,023

The accompanying notes are an integral part of these financial statements.

INHIBITEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(18,006,096)	$(15,625,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471,710	478,343
Share-based compensation	997,232	420,600
Amortization of investment premium or discount	372,147	381,128
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(807,520)	249,251
Accounts receivable	73,252	(2,735)
Accounts payable and other liabilities	(277,621)	(71,387)
Accrued expenses	(380,042)	564,823
Deferred revenue	(87,500)	(112,500)

Net cash used in operating activities	(17,644,438)	(13,717,882)

Cash flows from investing activities:
Purchases of property and equipment	(69,415)	(83,650)
Purchases of investments	(55,000,666)	(17,701,210)
Proceeds from maturities of investments	27,906,979	28,826,000

Net cash (used in) provided by investing activities	(27,163,102)	11,041,140

Cash flows from financing activities:
Payments on promissory notes and capital leases	(340,971)	(231,286)
Proceeds from the exercise of stock options and warrants	2,020,132	677,479
Proceeds from the issuance of common stock	50,807,000	—
Public offering expenses	(247,473)	—

Net cash provided by financing activities	52,238,688	446,193

Increase (decrease) in cash and cash equivalents	7,431,148	(2,230,549)
Cash and cash equivalents at beginning of period	8,554,151	11,290,332

Cash and cash equivalents at end of period	$15,985,299	$9,059,783

Supplemental cash flow information:
Interest paid	$14,304	$31,398

Non-cash financing activities:
Issuance of common stock from cashless warrant exercises	$173,019	$—
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
The Company is currently focused on developing oral, small molecule compounds to treat viral infections, and in particular, chronic infections caused by hepatitis C virus (“HCV”), and herpes zoster, also referred to as shingles. Currently available antiviral therapies that are used to treat these and other infections have a number of therapeutic limitations that include inadequate potency, significant adverse side effects, complex and inconvenient dosing schedules and diminishing efficacy due to the emergence of drug-resistant viruses. The Company believes that its antiviral drug candidates have the potential to address a number of these limitations, as well as unmet medical needs in their respective intended indications. In addition to the Company’s antiviral programs it has licensed certain intellectual property to Pfizer, Inc. (“Pfizer”) for the development of active vaccines to prevent staphylococcal infections.
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
The Company’s significant accounting policies have not changed since December 31, 2010, except as outlined below:
Recent Accounting Pronouncements.
In June 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance for reporting other comprehensive income. Under this amendment, the Company has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the Company will be required to display reclassification adjustments on the face of the financial statements in which other comprehensive income is reported or disclosed in the notes to the financial statements. This amendment should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This amendment is effective for the Company beginning January 1, 2012. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
The following table sets forth the computation of historical basic and diluted net loss per share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(5,276,465)	$(5,273,462)	$(18,006,096)	$(15,625,405)

Weighted average common shares outstanding used to compute basic earnings per share	78,119,694	62,248,265	71,933,556	61,884,023
Dilutive effect of:
Stock options	—	—	—	—
Warrants	—	—	—	—

Shares used to compute diluted earnings per share	78,119,694	62,248,265	71,933,556	61,884,023

Basic net loss per share	$(0.07)	$(0.08)	$(0.25)	$(0.25)

Diluted loss per share	$(0.07)	$(0.08)	$(0.25)	$(0.25)

Number of antidilutive stock options excluded from computation	7,540,274	5,593,942	7,540,274	5,593,942

Number of antidilutive warrants excluded from computation	10,562,598	13,008,484	10,562,598	13,008,484

4. Comprehensive Loss
The components of comprehensive loss for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(5,276,465)	$(5,273,462)	$(18,006,096)	$(15,625,405)
Change in net unrealized (losses) gains on investments	(33,381)	8,185	(33,548)	(2,475)

Comprehensive loss	$(5,309,846)	$(5,265,277)	$(18,039,644)	$(15,627,880)

5. Fair Value Measurements
The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2011, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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
There have been no transfers of assets or liabilities between the fair value measurement classifications.

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
September 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$14,560,266	$9,994,350	$4,565,916	$—
Short-term investments available-for-sale	36,702,869	—	36,702,869	—
Long-term investments available-for-sale	999,870	—	999,870	—

Total	$52,263,005	$9,994,350	$42,268,655	$—

Cash equivalents primarily consist of money market funds and commercial paper. Short-term investments consist of debt securities of U.S. government agencies, commercial paper and corporate debt notes classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of maturity. Long-term investments consist of debt securities of U.S. government agencies with maturities over 365 days from the date of maturity.
The Company has had no realized gains or losses from the sale of investments for the three months and nine months ended September 30, 2011. The following table shows the unrealized gains and losses and fair values for those investments as of September 30, 2011 and December 31, 2010 aggregated by major security type:

		Unrealized	Unrealized
September 30, 2011	At Cost	Gains	(Losses)	At Fair Value
Short-term
Money market funds	$9,994,350	$—	$—	$9,994,350
Debt securities of U.S. government agencies	7,250,253	216	(914)	7,249,555
Commercial paper	14,338,423	14,786	(474)	14,352,735
Corporate debt	19,712,985	—	(46,490)	19,666,495
Long-term
Debt securities of U.S. government agencies	1,000,000	—	(130)	999,870

Total	$52,296,011	$15,002	$(48,008)	$52,263,005

		Unrealized	Unrealized
December 31, 2010	At Cost	Gains	(Losses)	At Fair Value
Short-term
Money market funds	$7,932,606	$—	$—	$7,932,606
Commercial paper	6,494,842	2,713	—	6,497,555
Corporate debt	4,519,363	221	(2,392)	4,517,192

Total	$18,946,811	$2,934	$(2,392)	$18,947,353

As of September 30, 2011, the Company had investments in an unrealized loss position. The Company has determined that the unrealized losses on these investments at September 30, 2011 are temporary in nature and expects the securities to mature at their stated principal. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized costs bases, which may be maturity.

6. Stockholders’ Equity
Public Offering. In April 2011, the Company closed a public offering of 13,182,927 shares of its common stock, at a purchase price of $4.10 per share, for an aggregate offering amount of $54,050,000. The net proceeds from the sale of the shares, after underwriting discounts and commissions and other offering expenses, was $50,559,527. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, including Phase 2 clinical trials for INX-189 and research and development expenses related to its other development programs.
Common Stock Warrants. For the nine months ended September 30, 2011, a total of 2,304,732 warrants were exercised with a weighted average exercise price of $0.82 and a total Black-Scholes value of $2,832,461. As of September 30, 2011 and December 31, 2010, there were 10,562,598 and 12,868,100 warrants outstanding, respectively. As of September 30, 2011, all outstanding warrants are exercisable and expire from September 22, 2012 to September 26, 2018. The weighted average strike price as of September 30, 2011 and December 31, 2010 was $1.21 and $1.14, respectively.
7. Research and License Agreements
Out-licensing Agreements
Pfizer. In August 2001, the Company entered into an exclusive worldwide license and development collaboration agreement with Wyeth Pharmaceuticals, Inc., (“Wyeth”), which has since been acquired by Pfizer for the development of active staphylococcal vaccines for humans. Under the terms of this agreement, the Company granted Pfizer an exclusive worldwide license to its MSCRAMM protein intellectual property with respect to human vaccines against staphylococcal organisms. The development, manufacture and sale of any products resulting from the collaboration are the responsibility of Pfizer. The Company is required to commit two full-time equivalent employees to the collaboration. The Company may terminate the agreement if Pfizer fails to use reasonable commercial efforts to bring related products to market. Pfizer may terminate the agreement, without cause, upon six months notice. Otherwise, this agreement will terminate upon the expiration of all of the current licensed patents in 2023.
Pursuant to this agreement, the Company is entitled to receive minimum research support payments of $1,000,000 per year until a target sales threshold of any product developed under this agreement is reached. The Company is also entitled to receive additional milestones upon the commencement of clinical trials, the filing of a Biologic License Application (“BLA”), and United States Food and Drug Administration (“FDA”) approval of a licensed product. If all such milestones are achieved relative to one licensed product, the Company would be entitled to receive a minimum of $10,000,000 in additional milestone payments from Pfizer. Finally, the Company is also entitled to royalties on net sales of licensed products manufactured, sold or distributed by Pfizer.
In July 2011, Pfizer initiated a Phase 1/ 2 clinical trial of a 4-antigen S. aureus vaccine (SA4Ag). The vaccine contains an antigen originating from the Company’s proprietary MSCRAMM protein platform. The Company earned a payment of $1,000,000 upon achievement of this substantive milestone. The Company amortized the upfront, non-refundable license fees on a straight-line basis over the term of such commitment as one unit of accounting. Revenue received for the ongoing research and development activities under the collaborative arrangement is recognized as these activities are performed or accomplished pursuant to the terms of the related agreement. Development milestone payments that the Company has determined are substantive are recognized as revenue when the Company has achieved the specific milestone and collectability is assured. Any amounts received in advance of the performance of the related activities are recorded as deferred revenue until earned.
Under this agreement, the Company reported revenue for the three months ended September 30, 2011 and 2010 of $1,262,500 and $287,500, respectively, and for the nine months ended September 30, 2011 and 2010 of $1,837,500 and $1,529,167, respectively. As of September 30, 2011 and December 31, 2010, the Company had deferred revenue in connection with this agreement of $41,667 and $129,667, respectively. The Company has received $9,000,000 in an upfront license fee and annual research support payments and $1,666,667 in milestone payments from Pfizer as of September 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:
•	The plan to expand the scope of our Phase 2 development program of INX-189 in the future to include interferon-free combinations in genotype 1, 2 and 3 patients in 2012;

•	the plan to evaluate the safety, tolerability and viral kinetics of additional doses of INX-189 administered as monotherapy or in combination with ribavirin for seven days in our ongoing trial;

•	the timing to complete an ongoing drug/drug interaction study in healthy subjects in INX-189;

•	the timing to complete enrollment in the ongoing Phase 2 clinical trial of INX-189 in chronic HCV-infected genotype 2 and 3 treatment-naïve patients

•	the plan and clinical strategy to advance the development of FV-100 and whether such a study will be initiated in 2012 or at all;

•	the plan and timing of filing a protocol for a Phase 2b clinical trial of FV-100 and other related submissions to the FDA and obtain feedback;

•	the number of months that our current cash, cash equivalents and short-term investments will allow us to operate;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

•	our potential future revenue from collaborative research agreements, partnerships, license agreements, product related revenue or materials transfer agreements;

•	the potential of our product candidates to address a number of current therapeutic limitations, such as inadequate potency, significant adverse side effects, complex and inconvenient dosing schedules and diminishing efficacy due to the emergence of drug-resistant viruses; and

•	anticipated future net losses from operations.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties including, without limitation: our, Pfizer, the FDA, a data safety monitoring board, or an institutional review board (“IRB”), or Pfizer, delaying, limiting, suspending or terminating the clinical development of INX-189, FV-100 or the Staphylococcal Vaccine at any time for a lack of safety, tolerability, anti-viral activity, commercial viability, regulatory and manufacturing issues, or any other reason; the safety or efficacy results of ongoing or future preclinical studies and clinical trials of any of our product candidates not supporting its further development; the results of preclinical studies or clinical trials for our product candidates being unfavorable or delayed; our capacity for recruiting and managing clinical trials; our ability to comply with the extensive government regulations applicable to our business; our limited experience in the development of small molecule antiviral product candidates and our ability to develop our product candidates or manage our operations in the future; Pfizer not terminating our license and collaborative research agreements; our ability to maintain sufficient resources, including executive management and key employees; our ability to successfully develop current and future product candidates either in collaboration with a partner or independently; our ability to secure and use qualified third-party clinical and preclinical research and data management organizations; third party contract manufacturers not fulfilling their contractual obligations or otherwise performing satisfactorily in the future; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our ability, or that of our clinical investigators, to enroll patients in our clinical trials or on a timely basis; our failure to obtain regulatory approval to advance the clinical development of or market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringing on the intellectual property rights of others; our collaborators failing to fulfill their obligations under our agreements with them in the future; our ability to attract suitable organizations to collaborate on the development and commercialization of our product candidates; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” section herein) and risk factors described in or referred to in greater detail in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2010 and our Form 10-Qs for the quarter ended March 31, 2011 and June 30, 2011. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and which been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.
Inhibitex® and MSCRAMM® are registered trademarks of Inhibitex, Inc.
The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company that was incorporated in the state of Delaware in May 1994. We are currently focused on developing oral, small molecule compounds to treat viral infections, and in particular, chronic infections caused by HCV, and herpes zoster, also referred to as shingles. Currently available antiviral therapies that are used to treat these and other infections have a number of therapeutic limitations that include inadequate potency, significant adverse side effects, complex and inconvenient dosing schedules and diminishing efficacy due to the emergence of drug-resistant viruses. We believe that our antiviral drug candidates have the potential to address a number of these limitations, as well as unmet medical needs in their respective intended indications. In addition to our antiviral programs we have licensed certain intellectual property to Pfizer for the development of active vaccines to prevent staphylococcal infections.
We have not received regulatory approval to sell or market any of our current or past product candidates, nor do we currently have any commercialization capabilities. Therefore, it is possible that we may never successfully derive any commercial revenues from any of our existing or future product candidates.
We plan to continue to finance our operations with our existing cash, cash equivalents and investments; through future equity and/or debt financings; with proceeds from existing or potential future collaborations or partnerships; or through other financing vehicles. Our ability to continue our operations is dependent, in the near-term, upon managing our cash resources, the successful development of our product candidates, entering into collaboration or partnership agreements, executing future financings and ultimately, upon the approval of our products for sale and achieving positive cash flow from operations. There can be no assurance that additional funds will be available on terms acceptable to us in the future, or that we will ever generate significant revenue and become profitable.
Recent Corporate Developments
INX-189 for Chronic Hepatitis C — Last week, we reported top-line safety and antiviral data from our first cohort of our ongoing clinical trial of INX-189, which is designed to evaluate the safety, tolerability, pharmacokinetics and antiviral activity of INX-189, administered as monotherapy or in combination with ribavirin for seven days, in treatment-naïve patients with chronic HCV genotype 1. In this study, 200 mg INX-189, dosed once-daily for seven days, continued to demonstrate potent and dose-dependent antiviral activity with a median HCV RNA reduction from baseline of -4.25 log10 IU/mL. Further, 200 mg INX-189 was generally well tolerated, and there were no serious adverse events (“SAE”) or dose dependent adverse events (“AE”) observed.
In September, we announced the initiation of this trial, which included other planned cohorts of 100 mg INX-189 dosed once daily in combination with ribavirin, 100 mg INX-189 dosed twice daily as monotherapy, 100 mg INX-189 dosed with food, and possibly higher monotherapy doses of INX-189. Earlier this year, we reported positive top-line safety and antiviral data from our initial monotherapy multiple ascending dose Phase 1b clinical trial of INX-189, whereby INX-189, when dosed once-daily at 9 mg, 25 mg, 50 mg and 100 mg for seven days, demonstrated dose-dependent antiviral activity with median HCV RNA reductions from baseline of -0.64, -1.00, -1.47, and -2.53 log10 IU/mL, respectively.

We also reported last week that we have initiated a Phase 1 drug/drug interaction study in healthy volunteers of INX-189 and an undisclosed HCV direct acting antiviral compound, the objective of which is to evaluate the safety, tolerability and pharmacokinetics of the two compounds in combination in contemplation of us expanding our Phase 2 clinical development program to include interferon-free combinations of INX-189 with other antiviral agents in HCV genotype 1, 2, and 3 patients in 2012. We anticipate that this study will be completed by year-end.
In September, we also announced the commencement of a 90-patient randomized, placebo controlled, response-guided, Phase 2 clinical trial to evaluate the safety, tolerability and antiviral activity of INX-189 in combination with pegylated interferon and ribavirin in chronic HCV-infected genotype 2 and 3 treatment-naïve patients. This ongoing clinical trial is designed to evaluate three once-daily doses of INX-189 (25 mg, 50 mg and 100 mg) administered in combination with pegylated interferon and ribavirin for 12 weeks, and includes a control arm in which patients will receive placebo and standard of care treatment (a combination of pegylated interferon and ribavirin for 24 weeks). Each INX-189 combination treatment cohort in the trial is expected to include 25 patients, and the control arm is expected to include 15 patients. Patients in the INX-189 containing treatment arms that achieve an extended rapid viral response (“eRVR”), defined as having HCV RNA below the level of detection after 28 days and 12 weeks of dosing, will stop all therapy after 12 weeks. Those patients who do not achieve an eRVR will continue receiving pegylated interferon and ribavirin for 12 additional weeks. Patients will be followed for 24 weeks after end-of-treatment to determine if they achieve a sustained viral response (“SVR”), which is the currently accepted definition of cure for chronic HCV infections. We anticipate completing enrollment in this trial around year end.
We are presenting two abstracts at the upcoming annual meeting of the American Association for the Study of Liver Diseases (“AASLD”) in San Francisco beginning November 4, 2011. On August 2, 2011, AASLD posted the titles of these abstracts on its website, which are:
•	Antiviral Activity and Safety of INX-08189, a Nucleotide Polymerase Inhibitor, Following 7-Days of Oral Therapy in Naïve Genotype-1 Chronic HCV Patients

•	Preclinical Characterization of a Series of Highly Potent Phosphorodiamidate Nucleotide Analogue Inhibitors of Hepatitis C Polymerase.
FV-100 — In August, we announced our intention to file a protocol and other associated submissions, including a patient reported outcomes (“PRO”) dossier, to the FDA for a proposed Phase 2b trial of FV-100 in order to obtain feedback on the protocol, its PRO methodology, and a regulatory pathway that could potentially support an indication for the reduction of shingles-associated pain and/or the incidence of post-herpetic neuralgia (“PHN”). We anticipate submitting these documents to the FDA this month. Subject to satisfactory regulatory review and feedback concerning these and other proposed clinical endpoints and their potential to support an indication for the reduction of shingles-associated pain and/or incidence of PHN, we will determine whether we will initiate the proposed Phase 2b study of FV-100 in 2012.
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
In June 2011, FASB amended the guidance for reporting other comprehensive income. Under this amendment, we have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, we will be required to display reclassification adjustments on the face of the financial statements in which other comprehensive income is reported or disclosed in the notes to the financial statements. This amendment should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This amendment is effective for us beginning January 1, 2012. The adoption of this amendment is not expected to have a material impact on our consolidated financial position or results of operations.
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
Results of Operations
Three Months Ended September 30, 2011 and 2010
Summary. We incurred a net loss for the third quarter of 2011 of $5.3 million, which was the same as in the third quarter of 2010. The net loss in the third quarter of 2011 was primarily the result of an increase in milestone revenue earned in the quarter, offset by higher research and development expense. Basic and diluted net losses per share were $0.07 for the third quarter of 2011 as compared to $0.08 for the third quarter of 2010.
We expect to incur losses for the foreseeable future as we intend to continue to support the clinical and preclinical development of our product candidates.
Revenue. Revenue increased to $1.3 million for the three months ended September 30, 2011 from $0.3 million in the same period in 2010, as a result of a $1.0 million milestone earned in the third quarter from our licensee and collaborator, which initiated a Phase 1/ 2 clinical trial of a S. aureus vaccine.

Research and Development Expense. Research and development expense increased to $5.7 million during the three months ended September 30, 2011 from $4.7 million in the same quarter of 2010. The following table summarizes the components of our research and development expense for the three months ended September 30, 2011 and 2010.

	September 30,
	2011	2010
	(In millions)
Direct clinical, preclinical and manufacturing expense	$3.1	$2.7
Salaries, benefits and share-based compensation expense	1.4	1.0
License fees, patent-related legal and other expense	0.7	0.6
Depreciation and facility related expense	0.5	0.4

Total research and development expense	$5.7	$4.7

Direct clinical, preclinical and manufacturing expenses increased by $0.4 million due to a $1.4 million increase in direct expenses associated with the initiation of the Phase 2 clinical trial for INX-189 and the additional Phase 1b clinical trial of INX-189 designed to evaluate higher doses of INX-189, offset by a decrease in direct expenses of $1.0 million associated with the completion of the FV-100 Phase 2 clinical trial in late 2010. Salaries, benefits and share-based compensation expense increased primarily due to an increase in research and development personnel. License fees, patent-related legal fees and other expense increased due to slightly higher laboratory supply expenses. Depreciation and facility related expense increased due to slight increase in various laboratory facility expenses.
General and Administrative Expense. General and administrative expense was $0.9 million during the three months ended September 30, 2011 and 2010. The following table summarizes the components of our general and administrative expense for the three months ended September 30, 2011 and 2010.

	September 30,
	2011	2010
	(In millions)
Salaries, benefits and share-based compensation expense	$0.5	$0.4
Professional and legal expense	0.2	0.2
Other expense	0.2	0.3

Total general and administrative expense	$0.9	$0.9

Salaries, benefits and share-based compensation expense increased primarily due to slightly higher salaries and benefits. Other expense decreased due to lower office facility expenses.
Nine Months Ended September 30, 2011 and 2010
Summary. We incurred a net loss for the nine months ended September 30, 2011 of $18.0 million, as compared to a net loss of $15.6 million in the same period in 2010. The $2.4 million net increase in net loss for the nine months ended September 30, 2011 was primarily the result of higher research and development expense and slightly higher general and administrative expense, offset by a slight increase in revenue and other income. Basic and diluted net losses per share were $0.25 for the nine months ended September 30, 2011 and 2010.
We expect to incur losses for the foreseeable future as we intend to continue to support the clinical and preclinical development of our antiviral programs.
Revenue. Revenue increased to $1.8 million for the nine months ended September 30, 2011 from $1.6 million in the same period in 2010, reflecting a $1.0 million milestone earned in the third quarter of 2011 and a $0.7 million milestone payment earned in the first quarter of 2010.
Research and Development Expense. Research and development expense increased to $16.8 million during the nine months ended September 30, 2011 from $14.4 million in the same period of 2010. The following table summarizes the components of our research and development expense for the nine months ended September 30, 2011 and 2010.

	September 30,
	2011	2010
	(In millions)
Direct clinical, preclinical and manufacturing expense	$9.8	$8.3
Salaries, benefits and share-based compensation expense	3.8	3.0
License fees, patent-related legal and other expense	1.8	1.8
Depreciation and facility related expense	1.4	1.3

Total research and development expense	$16.8	$14.4

Direct clinical, preclinical and manufacturing expense increased by $1.5 million due to a $3.6 million increase in direct expenses associated with the initiation of the Phase 2 clinical trial for INX-189, the additional Phase 1b clinical trial of INX-189 designed to evaluate higher doses of INX-189 and the completion of the Phase 1b MAD trial for INX-189, offset by a decrease in direct expenses of $2.1 million associated with the completion of the FV-100 Phase 2 clinical trial in late 2010. Salaries, benefits and share-based compensation expense increased primarily due to an increase in research and development personnel and higher non-cash share-based compensation. Depreciation and facility related expense increased due to a slight increase in various laboratory facility expenses.
General and Administrative Expense. General and administrative expense increased to $3.1 million for the nine months ended September 30, 2011 from $2.9 million in the same period of 2010. The following table summarizes the components of our general and administrative expense for the nine months ended September 30, 2011 and 2010.

	September 30,
	2011	2010
	(In millions)
Salaries, benefits and share-based compensation expense	$1.5	$1.1
Professional and legal expense	0.9	0.9
Other expense	0.7	0.9

Total general and administrative expense	$3.1	$2.9

Salaries, benefits and share-based compensation expense increased largely due to an increase in non-cash, share-based compensation expense and slightly higher salaries and benefits. Other expense decreased due to lower office facility expenses.
Liquidity and Capital Resources
For the nine months ended September 30, 2011, cash, cash equivalents and investments increased by $34.1 million, from $19.6 million to $53.7 million. This increase was primarily the result of net cash received from our public offering offset by cash used for operating activities and, to a lesser extent, the repayment of capital lease obligations and notes payable.
Net cash used for operating activities was $17.6 million for the nine months ended September 30, 2011, which reflected our net loss for the period of $18.0 million, an increase in net operating assets of $0.7 million, and net decrease in operating liabilities of $0.7 million, offset by non-cash charges of $1.8 million. Our net loss resulted largely from the funding of clinical trials, preclinical studies, manufacturing and formulation expenses, other research and development activities, and general and administrative expenses, offset in part by the revenue from our license and collaboration agreements and net other income. The net change in operating assets and liabilities reflects a $0.8 million increase in prepaid expenses, a $0.4 million decrease in accrued expenses, a $0.1 million decrease in deferred revenue, and a $0.2 million decrease in accounts payable and other liabilities, offset by a $0.1 million decrease in accounts receivable.
Net cash used for investing activities during the nine months ended September 30, 2011 was $27.2 million, which consisted of $55.0 million in purchases of investments and $0.1 million in purchases of equipment, offset by $27.9 million in proceeds from maturities of investments.
Net cash provided from financing activities during the nine months ended September 30, 2011 was $52.2 million which was largely due to $50.6 million in net proceeds from our public offering, $2.0 million in proceeds from the exercise of stock options and warrants, offset by $0.4 million in scheduled payments on our capital leases and notes payable.
At September 30, 2011, our cash, cash equivalents, short-term and long-term investments totaled $53.7 million and our investments had an average maturity of less than 12 months. Our cash, cash equivalents, short-term and long-term investments are generally held in a variety of interest-bearing instruments, generally consisting of money market accounts, commercial paper, corporate debt notes and U.S. government agencies.

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
Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical development of our product candidates on our planned timelines, we believe that our existing cash, cash equivalents and investments of $53.7 million as of September 30, 2011 along with the anticipated proceeds from our existing license and collaboration agreements, will enable us to operate for a period of at least 15 months from September 30, 2011.
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
Interest Rate Risk
We invest our excess cash in high quality, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time achieving acceptable yields without any significant risk. To achieve this objective, cash, cash equivalents and short-term investments are generally held in a variety of interest-bearing instruments, consisting of U.S. treasury securities, U.S. government agency securities, commercial paper, corporate debt and money market accounts that have an average maturity date of less than 12 months. If a 10% change in interest rates were to have occurred on September 30, 2011, this change would not have had a material effect on future earnings, cash flows or the fair value of our investment portfolio as of that date.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1A.	RISK FACTORS
You should carefully consider the following discussion of risks, together with the other information contained in this Form 10-Q. The occurrence of any of the following risks could materially harm our business, our ability to continue to operate our business, our financial condition, or our ability to raise additional capital in the future, or ever become profitable. In that event, the market price of our common stock could decline and you could lose part or all of your investment. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Form 10-Q for quarters ended March 31, 2011 and June 30, 2011, have not materially changed, except as set forth below.
Risks Relating to our Development of our Product Candidates
In order to develop our product candidates and support our operations beyond 15 months from September 30, 2011, we expect that we will need to raise or secure additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our business and business prospects.
We anticipate that our existing cash, cash equivalents, short-term and long-term investments on hand as of September 30, 2011, along with the anticipated proceeds from our existing license and collaboration agreements, will enable us to operate for a period of at least 15 months from September 30, 2011. We have no other committed sources of additional capital at this time. We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue from the sale of any products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 15 months to continue the development of our product candidates, or possibly sooner in the event we enter into other transactions or change our strategy or accelerate our development plans, we will need to secure additional capital. We would expect to fund the Company primarily through the sale of additional common stock or other equity securities, as well as through proceeds from licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.
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

Date: November 8, 2011	INHIBITEX, INC

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